Form 10-Q
period 2000-09-30
INFORMAX INC
filed 2000-11-16
CIK 1088724

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                        --------------------------------



                                    FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-31577
                                             -----------

                                 INFORMAX, INC.
                                 --------------
             (Exact Name of Registrant as Specified in Its Charter)


                              Delaware                                                             52-1687783
---------------------------------------------------------------------                   ---------------------------------
   (State or Other Jurisdiction of Incorporation or Organization)                       (IRS Employer ID Number)

         6010 Executive Boulevard, 10th Floor, Rockville, MD                                          20852
---------------------------------------------------------------------                   ---------------------------------
              (Address of Principal Executive Offices)                                             (Zip Code)


       Registrant's telephone number, including area code: (240) 747-4000


                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES         NO  X
          -----      -----


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              19,444,113 shares common stock as of October 31, 2000
                                (Title of Class)

                                 INFORMAX, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION                                                   PAGE
      Item 1.

           Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of December 31, 1999 and
                September 30, 2000 (unaudited)                                                           3

                Condensed Consolidated Statements of Operations (unaudited) for the
                Three-Month and Nine-Month Periods Ended September 30, 1999 and                          5
                2000

                Condensed Consolidated Statements of Cash Flows (unaudited) for the
                Nine-Month Periods Ended September 30, 1999 and 2000                                     6

                Notes to Condensed Consolidated Financial Statements                                     8

      Item 2.

           Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   10

      Item 3.

           Quantitative and Qualitative Disclosures About Market Risk                                   25

PART II - OTHER INFORMATION


      Item 2.  Changes in Securities and Use of Proceeds                                                26

      Item 4.  Submission of Matters to a Vote of Security Holders                                      26

      Item 6.  Exhibits and Reports on Form 8-K                                                         27

SIGNATURES                                                                                              28

EXHIBIT INDEX                                                                                           29

             PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 INFORMAX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,       SEPTEMBER 30,
ASSETS                                                                                 1999                2000
                                                                                   -------------       -------------
                                                                                                        (unaudited)
Current assets:
      Cash and cash equivalents                                                     $  1,398,937        $  7,826,074
      Accounts receivable (net allowance for doubtful
           accounts of $15,000 at December 31, 1999
           and $20,000 (unaudited) at September 30, 2000, respectively)                2,640,485           5,072,564
      Income tax receivable                                                              122,446                   -
      Deferred tax asset                                                                 676,379                   -
      Prepaid expenses                                                                   222,473             515,838
      Deferred offering costs                                                                  -           1,484,758
      Other current assets                                                                28,837              17,815
                                                                                    ------------        ------------
                Total current assets                                                   5,089,557          14,917,049
                                                                                    ------------        ------------

Property and equipment:
      Computer equipment                                                               1,060,435           2,745,874
      Purchased software                                                                  58,306             194,823
      Office furniture and equipment                                                     537,908             881,454
      Leasehold improvements                                                             155,122             303,002
                                                                                    ------------        ------------
                                                                                       1,811,771           4,125,153
      Less: Accumulated depreciation and amortization                                   (375,472)           (961,443)
                                                                                    ------------        ------------
                Property and equipment - net                                           1,436,299           3,163,710
                                                                                    ------------        ------------

Other assets:
      Deposits                                                                            67,996              83,415
      Loan to shareholder                                                                 69,360                   -
      Deferred tax asset                                                                 601,500           1,277,880
                                                                                    ------------        ------------
                Total other assets                                                       738,856           1,361,295
                                                                                    ------------        ------------
 Total assets                                                                       $  7,264,712        $ 19,442,054
                                                                                    ============        ============



           See notes to condensed consolidated financial statements.

                                 INFORMAX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,        SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                            1999                 2000
                                                                                            -------------        -------------
                                                                                                                  (unaudited)
Current liabilities:
      Accounts payable                                                                       $    404,016         $  1,659,648
      Accounts payable to related parties                                                          21,806              365,306
      Accrued liabilities                                                                         933,125              394,131
      Line of credit                                                                              550,000            1,400,000
      Equipment loan facility - current portion                                                   337,302              664,000
      Capital lease obligations - current portion                                                 113,293               86,061
      Deferred revenue                                                                          1,689,997            3,071,651
                                                                                             ------------         ------------
                Total current liabilities                                                       4,049,539            7,640,797
                                                                                             ------------         ------------

Long-term liabilities:
      Capital lease obligations - less current portion                                             92,208               31,475
      Equipment loan facility - less current portion                                              623,245            1,075,973
      Deferred revenue                                                                            121,673              749,013
                                                                                             ------------         ------------
                 Total long-term liabilities                                                      837,126            1,856,461
                                                                                             ------------         ------------

Series A redeemable convertible preferred stock, par value
      $0.01; 2,161,265 shares authorized, issued and outstanding
      at December 31, 1999 and September 30, 2000 (unaudited)                                   4,095,054            4,456,679
                                                                                             ------------         ------------

Series B redeemable convertible preferred stock, par value
      $0.01; no shares authorized, issued and outstanding
      at December 31, 1999, 950,747 shares authorized, issued
      and outstanding at September 30, 2000 (unaudited)                                                 -            9,924,383
                                                                                             ------------         ------------

Stockholders' equity:
      Common stock - voting, par value $0.001, 1,595,455 and 100,000,000 shares authorized; 2,505,000 and 8,460,668 shares issued, and
      2,254,500 and 8,460,668 shares outstanding at December 31, 1999
      and September 30, 2000 (unaudited), respectively                                              2,505                8,461

      Common stock - nonvoting, par value $0.001, 14,931,864 and 0 shares authorized; 2,034,060 and 0 shares issued, and 1,716,760 and
      0 shares outstanding at December 31, 1999
      and September 30, 2000 (unaudited), respectively                                              2,034                    -

      Subscription receivable                                                                           -              (10,872)
      Additional paid-in capital                                                                  970,806            8,010,372
      Deferred compensation                                                                      (400,208)          (1,982,278)
      Accumulated deficit                                                                      (2,173,144)         (10,461,949)
      Treasury stock, 567,800 shares at cost at December 31, 1999
      and no shares at September 30, 2000 (unaudited)                                            (119,000)                   -
                                                                                             ------------         ------------
                Total stockholders' equity                                                     (1,717,007)          (4,436,266)
                                                                                             ------------         ------------
Total liabilities and stockholders' equity                                                   $  7,264,712         $ 19,442,054
                                                                                             ============         ============


          See notes to condensed consolidated financial statements

                                 INFORMAX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                                  -------------                      -------------

                                                             1999              2000             1999              2000
                                                         ------------      ------------      ------------      ------------

Revenues:
          Software license and customer support          $  1,135,640      $  4,070,702      $  4,457,517      $  8,925,236
          Professional services                               779,000           802,188         1,938,250         2,457,584
                                                         ------------      ------------      ------------      ------------
                     Total revenues                         1,914,640         4,872,890         6,395,767        11,382,820
                                                         ------------      ------------      ------------      ------------
Cost of revenues:
          Software license and customer support                71,491           189,942           218,348           422,973
          Professional services (1)                           422,151           434,622         1,152,908         1,314,570
                                                         ------------      ------------      ------------      ------------
                     Total cost of revenues                   493,642           624,564         1,371,256         1,737,543
                                                         ------------      ------------      ------------      ------------
Gross profit                                                1,420,998         4,248,326         5,024,511         9,645,277
                                                         ------------      ------------      ------------      ------------
Operating expenses:
          Selling, general and administrative (2)           1,870,489         4,569,361         4,267,336        12,134,324
          Research and development (3)                        637,401         1,349,828         1,766,699         3,821,012
          Stock based compensation                             26,085           233,059            52,476         1,207,672
          Depreciation and amortization                        78,355           245,879           167,227           588,863
                                                         ------------      ------------      ------------      ------------
                     Total operating expenses               2,612,330         6,398,127         6,253,738        17,751,871
                                                         ------------      ------------      ------------      ------------
Loss from operations                                       (1,191,332)       (2,149,801)       (1,229,227)       (8,106,594)
                                                         ------------      ------------      ------------      ------------
Other income (expense):
          Investment earnings                                  42,673            51,299            44,777            67,068
          Interest expense                                    (21,654)          (99,890)          (54,581)         (219,895)
          Other                                                (4,193)          (21,358)           (4,193)          (29,384)
                                                         ------------      ------------      ------------      ------------
                     Total other income (expense)              16,826           (69,949)          (13,997)         (182,211)
                                                         ------------      ------------      ------------      ------------
Loss before income taxes                                   (1,174,506)       (2,219,750)       (1,243,224)       (8,288,805)
Income tax benefit                                           (433,721)                -          (420,851)                -
                                                         ------------      ------------      ------------      ------------
Net loss                                                 $   (740,785)     $ (2,219,750)     $   (822,373)     $ (8,288,805)
Beneficial Conversion - Series B redeemable
    convertible preferred stock                                     -        (9,918,888)                -        (9,918,888)
Accretion of transaction costs and accrued dividend
    on redeemable convertible preferred stock                 (88,219)         (198,980)          (88,219)         (367,120)
                                                         ------------      ------------      ------------      ------------

Net loss applicable to common shares                         (829,004)      (12,337,618)         (910,592)      (18,574,813)
                                                         ============      ============      ============      ============
Basic net loss applicable per common share               $      (0.21)     $      (1.55)     $      (0.24)     $      (3.00)
                                                         ============      ============      ============      ============
Diluted net loss applicable per common share             $      (0.21)     $      (1.55)     $      (0.24)     $      (3.00)
                                                         ============      ============      ============      ============
 Weighted average common shares outstanding -
    Basic and Diluted                                       3,938,586         7,976,872         3,843,186         6,186,653
                                                         ============      ============      ============      ============

(1) Cost of revenues - professional services includes stock based compensation of $-0-, $1,254, $-0- and $6,751 for the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000, respectively.

(2) Selling, general and administrative expenses excludes stock based compensation of $23,162, $230,007, $32,805 and $1,075,746 for the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000, respectively.

(3) Research and development expenses excludes stock based compensation of $2,923, $3,052, $19,671 and $131,926 for the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000, respectively.

            See notes to condensed consolidated financial statements

                                 INFORMAX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                 1999                 2000
                                                                                             ------------         ------------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net loss                                                                              $   (822,373)        $ (8,288,805)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation expense                                                                 167,227              585,971
             Loss on sale of furniture and equipment                                                4,194                7,511
             Expense related to stock options, restricted stock and warrants                       52,477            1,233,257
             Deferred tax benefit                                                                (439,334)                   -
             Changes in other assets:
                  Decrease (increase) in accounts receivable                                      543,734           (2,432,081)
                  Decrease in income tax receivable                                                     -              122,446
                  Increase in prepaid expenses                                                    (46,785)            (293,364)
                  (Increase) decrease in other current assets                                     (22,396)              11,022
                  Increase in deposits                                                            (57,113)             (15,419)
             Changes in other liabilities:
                  Increase in accounts payable                                                    249,436              732,205
                  Decrease in accrued liabilities                                                (142,038)            (538,994)
                  Decrease in income tax payable                                                 (151,296)                   -
                  Decrease in billings in excess of cost on government contracts                  (79,796)                   -
                  (Decrease) increase in deferred revenue                                        (559,894)           2,008,994
                                                                                             ------------         ------------

                  CASH USED IN OPERATING ACTIVITIES                                            (1,303,957)          (6,867,257)

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of furniture and equipment                                                       (984,069)          (2,416,408)
       Proceeds from sale of furniture and equipment                                                3,500               95,515
       Increase in shareholder note receivable                                                    (65,000)                   -
       Repayment of  shareholder note receivable                                                        -               69,360
                                                                                             ------------         ------------

                  CASH USED IN INVESTING ACTIVITIES                                            (1,045,569)          (2,251,533)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       1999                 2000
                                                                                   ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Repayments on capital lease obligations                                          (72,688)             (87,965)
       Proceeds from line of credit                                                     168,239            1,500,000
       Repayments on line of credit                                                     (68,239)            (650,000)
       Proceeds from equipment loan facility                                            644,710            1,553,579
       Repayments on equipment loan facility                                           (117,325)            (774,153)
       Closing costs for Series A preferred stock                                       (81,384)                   -
       Proceeds from sale of preferred stock                                          4,000,000           10,000,000
       Increase in deferred offering costs                                                    -             (698,943)
       Proceeds from share options exercised and issuance of warrants                    31,060            1,153,406
       Proceeds from issuance of common stock                                             1,420            3,550,003
                                                                                   ------------         ------------

                  CASH PROVIDED BY FINANCING ACTIVITIES                               4,505,793           15,545,927
                                                                                   ------------         ------------

                  NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,156,267            6,427,137

                  BEGINNING CASH AND CASH EQUIVALENTS                                   295,669            1,398,937
                                                                                   ------------         ------------

                  ENDING CASH AND CASH EQUIVALENTS                                 $  2,451,936         $  7,826,074
                                                                                   ============         ============

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
       AND FINANCING TRANSACTIONS:

       Purchases of equipment through capital lease obligations                    $     14,581         $          -
                                                                                   ============         ============

       Retirement of treasury stock                                                $          -         $    119,000
                                                                                   ============         ============

       Deferred offering costs                                                     $          -         $    785,815
                                                                                   ============         ============

       Stock purchased through subscription receivable                             $          -         $     10,872
                                                                                   ============         ============
       Supplemental cash flow information:
             Cash paid for interest                                                $     54,581         $    213,689
                                                                                   ============         ============


           See notes to condensed consolidated financial statements.

                                 INFORMAX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements of InforMax, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. These financial statements should be read together with the 1999 financial statements and notes in the Company's registration statement on Form S-1 filed with the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months periods ended September 30, 2000 and 1999, the Company's financial position at September 30, 2000, and the cash flows for the nine months periods ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statement of Financial Accounting Standards No. 137, this standard will be effective for the Company for fiscal years and quarters beginning after December 31, 2000, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to predict the potential impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The application of the SAB is not expected to have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." With the exception of certain provisions, which require earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.


NOTE 3 - SUBSEQUENT EVENTS

On October 6, 2000 the Company completed an initial public offering of its common stock pursuant to a registration statement on Form S-1 that was declared effective by the SEC on October 2, 2000. The Company sold 5,750,000 shares of common stock at a price per share of $16 in the offering. This amount included 5,000,000 shares of common stock offered by the final prospectus and an additional 750,000 shares of common stock subject to the underwriters' over-allotment option, which was exercised on October 5, 2000. The aggregate gross proceeds of the shares offered and sold were $92,000,000. Expenses related to the offering were $7,901,264 including underwriters' discounts and commissions of $6,440,000.

During October 2000, The Company commenced a lease for a Cambridge, Massachusetts office. This agreement, which expires on October 31, 2007, requires the Company to make rental payments of $126,000 a year subject to an annual escalation clause of 4%. The Company is entitled to a leasehold improvement allowance of $52,500. The lease requires the Company to maintain a security deposit of $130,500. To satisfy the security deposit requirement of the lease, PNC Bank, NA has issued an irrevocable standby letter of credit for $130,500 in favor of the lessor, which requires a compensating balance arrangement of $130,500. Additionally, the Company commenced an amendment to its existing San Francisco, California office lease. This agreement, which expires on June 30, 2005, requires rental payments of $154,395 a year, subject to an annual escalation clause. The Company is entitled to a $15,310 leasehold improvement allowance. The lease requires an additional security deposit of $66,935. To satisfy the security deposit requirement of the lease, PNC Bank, NA will issue an irrevocable standby letter of credit in favor of the lessor, requiring a compensating balance arrangement of $66,935. Further, the Company entered into a fourth amendment of their existing Rockville, MD office space lease. This amendment adds additional space and expires July 2006. The Company is required to make rental payments of $87,666 a year, subject to an annual escalation clause of 3%. An additional security deposit in the amount of $9,239 is required.

NOTE 4 - CONTINGENCIES

Government Audits - Payments to the Company on subcontracts with prime U.S. Government contractors are subject to adjustment upon audit by various agencies of the U.S. Government. For the years ended December 31, 1997, 1998 and 1999, no audits of costs and the related payments have been performed by the various agencies. At December 31, 1998, the Company accrued a potential liability for billings in excess of costs incurred of $79,796 related to a cost-plus-fee contract. In July 1999, this contract was converted to a time and material based contract by signing new agreements. Any potential liabilities from the prior contract ceased under the new agreements. At December 31, 1999, there are no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company's financial position, results of operations, or liquidity.

Litigation - In late 1998, litigation was filed in France by a former sales representative. A hearing was held in 1999 and according to the decision of the French court, the Company has been directed to pay $228,600 to the former representative. The liability of $228,600 was accrued at December 31, 1999 and paid in full in June 2000.

NOTE 5 - CHANGES IN STOCKHOLDERS' DEFICIT


                                                           COMMON STOCK - VOTING                    COMMON STOCK - NONVOTING
                                                           ---------------------                    ------------------------

                                                 ISSUED         OUTSTANDING                     ISSUED    OUTSTANDING
                                                 SHARES            SHARES         AMOUNT        SHARES       SHARES      AMOUNT
                                                 ------            ------         ------        ------       ------      ------
Balance, December 31, 1999                        2,505,000        2,254,500      $ 2,505      2,034,060     1,716,760   $ 2,034

Share options exercised                                   -                -            -      3,932,215     3,932,215     3,932

Issuance of stock options                                 -                -            -              -             -         -

Issuance of common stock                                  -                -            -        557,193       557,193       557

Issuance of warrants                                      -                -            -              -             -         -

Beneficial conversion of Series B redeemable
convertible preferred stock                               -                -            -              -             -         -

Accretion of beneficial conversion of Series B
redeemable convertible preferred stock                    -                -            -              -             -         -

Conversion of nonvoting to voting common stock    6,206,168        6,206,168        6,206     (6,206,168)   (6,206,168)   (6,206)

Warrant interest expense                                  -                -            -              -             -         -

Adjustments of deferred
  compensation for variable stock
    options and restricted stock                          -                -            -              -             -         -

Amortization of deferred
  compensation on stock options
    and restricted stock                                  -                -            -              -             -         -

Accretion of transaction costs on
  redeemable convertible preferred
    stock                                                 -                -            -              -             -         -

Accrual of dividend on redeemable
  convertible preferred stock                             -                -            -              -             -         -

Retirement of treasury stock                       (250,500)               -         (250)      (317,300)            -      (317)

Net loss                                                  -                -            -              -             -         -

                                              ------------------------------------------------------------------------------------
Balance, September 30, 2000 (unaudited)           8,460,668        8,460,668      $ 8,461              -             -   $     -
                                              ====================================================================================

                                                       TREASURY STOCK
                                                       --------------
                                                                                  ADDITIONAL
                                                                                    PAID-IN           DEFERRED
                                                     SHARES       AMOUNT            CAPITAL         COMPENSATION
                                                     ------       ------            -------         ------------
Balance, December 31, 1999                           567,800     $ (119,000)      $   970,806       $   (400,208)

Share options exercised                                    -              -         1,160,247                  -

Issuance of stock options                                  -              -           712,803           (712,803)

Issuance of common stock                                   -              -         3,549,454                  -

Issuance of warrants                                       -              -            13,492                  -

Beneficial conversion of Series B redeemable
convertible preferred stock                                -              -         9,981,888                  -

Accretion of beneficial conversion of Series B
redeemable convertible preferred stock                     -              -        (9,981,888)                 -

Conversion of nonvoting to voting common stock             -              -                 -                  -

Warrant interest expense                                   -              -             5,430                  -

Adjustments of deferred
  compensation for variable stock
    options and restricted stock                           -              -         2,083,693         (2,083,693)

Amortization of deferred
  compensation on stock options
    and restricted stock                                   -              -                 -          1,214,426

Accretion of transaction costs on
  redeemable convertible preferred
    stock                                                  -              -          (207,118)                 -

Accrual of dividend on redeemable
  convertible preferred stock                              -              -          (160,002)                 -

Retirement of treasury stock                        (567,800)       119,000          (118,433)                 -

Net loss                                                   -              -                 -                  -

                                                  ---------------------------------------------------------------
Balance, September 30, 2000 (unaudited)                    -     $        -       $ 8,010,372       $ (1,982,278)
                                                  ===============================================================

                                                  SUBSCRIPTION       ACCUMULATED
                                                   RECEIVABLE          DEFICIT               TOTAL
                                                   ----------          -------               -----
Balance, December 31, 1999                                  -        $  (2,173,144)      $ (1,717,007)

Share options exercised                               (10,872)                   -          1,153,307

Issuance of stock options                                   -                    -                  -

Issuance of common stock                                    -                    -          3,550,011

Issuance of warrants                                        -                    -             13,492

Beneficial conversion of Series B redeemable
convertible preferred stock                                 -                    -          9,981,888

Accretion of beneficial conversion of Series B
redeemable convertible preferred stock                      -                    -         (9,981,888)

Conversion of nonvoting to voting common stock              -                    -                  -

Warrant interest expense                                    -                    -              5,430

Adjustments of deferred
  compensation for variable stock
    options and restricted stock                            -                    -                  -

Amortization of deferred
  compensation on stock options
    and restricted stock                                    -                    -          1,214,426

Accretion of transaction costs on
  redeemable convertible preferred
    stock                                                   -                    -           (207,118)

Accrual of dividend on redeemable
  convertible preferred stock                               -                    -           (160,002)

Retirement of treasury stock                                -                    -                  -

Net loss                                                    -           (8,288,805)        (8,288,805)

                                                  ----------------------------------------------------
Balance, September 30, 2000 (unaudited)             $ (10,872)       $ (10,461,949)      $ (4,436,266)
                                                  ====================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is a discussion of our consolidated financial condition and results of operations. You should read this discussion together with our consolidated financial statements and the related notes, which we have included elsewhere in this report. We make some forward-looking statements in this report on Form 10-Q about our future performance. These forward-looking statements include numerous risks and uncertainties, such as those described below that could cause our actual results to differ materially. Actual results may differ from forward-looking statements for a number of reasons, including the following:

                         RISKS RELATED TO OUR BUSINESS

       WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL ADVANCES AND DEVELOPMENTS NOW OCCURRING IN BIOINFORMATIC SOFTWARE. IF WE ARE UNABLE TO DO SO, OUR PRODUCTS AND SERVICES WILL BE LESS ATTRACTIVE TO CUSTOMERS AND OUR REVENUES AND COMPETITIVE POSITION WILL SUFFER.

       The market for our products and services is in the midst of rapid technological change. In order for us to maintain a competitive position in our industry and develop and market products that are attractive to customers, we must:

       - continue to enhance and expand the functions of our existing products; and

       - develop and introduce new software products and complementary services that meet evolving customer needs and preferences and incorporate new technologies.

Our products and services may not be able to keep pace with technological change. We may not be able to identify in a timely manner important evolving industry standards and may invest considerable resources in technologies that rapidly become obsolete. Our products or product versions may also become obsolete due to our competitors' introduction of products or services containing advanced technology and functions. If we do not keep pace with technological change, our products will not be as attractive to our customers and our competitive position and sales of our products would be seriously harmed.

WE MUST ADD NEW CUSTOMERS AND RETAIN AND EXPAND UPON EXISTING CUSTOMER RELATIONSHIPS IN ORDER TO GENERATE REVENUES TO SUPPORT THE GROWTH OF OUR BUSINESS.

    In order to generate additional revenues sufficient to support our continued growth, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon our successful development of new products, product versions and services that respond to the evolving needs of the genomic research community, as well as the success of our sales and marketing efforts. In addition, much of our expectation for future growth of revenues is based upon increased sales of our GenoMax product and the establishment of our GenoMax brand. We expect to derive a significant portion of our future professional services revenue from a relationship with the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and that relationship, which is based on subcontractor arrangements, could be terminated in the future.


THE CONTINUED ENHANCEMENT AND DEVELOPMENT OF OUR BIOINFORMATIC PRODUCTS AND SERVICES DEPEND UPON THE RETENTION AND EXPANSION OF OUR RESEARCH AND PRODUCT DEVELOPMENT GROUP.

    The number of technical personnel with experience in the field of bioinformatics is limited and competition for qualified employees is intense. Our software was developed by an internal team that has had little turnover, but that may not be the case in the future. We may not be successful in retaining our technical employees or recruiting and training additional skilled personnel. The loss of a significant number of employees in our research and product development group, occurring at one instance or over a period of time, could seriously harm our product development and enhancement efforts. We could also incur significant costs associated with any resulting litigation or disputes to protect our proprietary information.


PART OF OUR BUSINESS STRATEGY IS TO DEVELOP STRATEGIC RELATIONSHIPS WITH LARGER ORGANIZATIONS AND PROVIDERS OF COMPLEMENTARY PRODUCTS AND SERVICES. IF WE ARE NOT SUCCESSFUL IN DOING SO OUR ABILITY TO COMPETE COULD BE HARMED.

    A component of our business strategy is to develop strategic relationships, including co-marketing arrangements, content channeling and distribution alliances, e-commerce offerings and Internet-hosted delivery partnerships. We believe that through such relationships we can add revenues, improve our competitive position and increase market awareness and acceptance of our products. To date, we have entered into only a few of these strategic relationships with providers of complementary products and services. If we are unable to successfully develop these and other similar relationships, or if these relationships do not yield the results we anticipate, our ability to compete and to generate future revenues could be materially harmed. In addition, most of our strategic relationships, other than our relationship with Amersham, including our co-marketing relationships with Oracle, Compaq and Sun Microsystems, are based on oral arrangements that are not enforceable and can be terminated by either party at any time.

    In August 2000, we entered into a long-term strategic relationship with Amersham Pharmacia Biotech to jointly develop and market an expanded version of GenoMax for pharmaceutical and biotech companies for integrating and analyzing data from genomics, proteomics and drug screening production laboratories. The agreement with Amersham can be terminated prior to the end of the term by mutual agreement of the parties or by one party upon a breach by the other party. In addition, if we do not use commercially reasonable efforts to develop the data analysis system, Amersham can terminate the agreement. If the agreement is terminated for any reason prior to the end of the term or if the relationship otherwise does not result in the successful marketing of GenoMax to new customer groups, we may be unable to recoup all of the substantial investment we will be making in this collaboration and there would be a material adverse impact on our anticipated future revenues.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST RESULTING IN AN ACCUMULATED DEFICIT. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

    We have incurred operating losses in most periods since our inception. We incurred net losses of approximately $0.6 million for the year ended December 31, 1998 and approximately $1.3 million for the year ended December 31, 1999. We incurred a net loss of approximately $8.3 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $10.5 million. We expect to continue to incur net losses for the foreseeable future. We expect to invest substantial financial and other resources to:

       -      develop and introduce new products, product versions and services;

       - expand our research and product development and sales and marketing groups; and

       -      consider appropriate acquisitions and strategic relationships.

    As a result, we expect that our expenses will increase significantly. We cannot assure you that we will be able to generate sufficient additional revenues to achieve profitability. Even if we are able to achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis. Failure to achieve consistent profitability may limit our growth potential and the value of our common stock.

REVENUE RECOGNITION RULES APPLICABLE TO SOFTWARE MAY REQUIRE THAT WE DEFER RECOGNIZING REVENUES UNDER CERTAIN LICENSES UNTIL QUARTERS AFTER LICENSES ARE EXECUTED OR FEES ARE RECEIVED. THIS CAN CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE SUBSTANTIALLY.

    We may not be able to recognize revenue associated with a particular software license in the same quarter in which we enter into the agreement or in which we collect licensing fees. Under some of our licenses we must deliver to a customer an enhanced product version or additional module, and therefore we must defer recognizing any payment previously received until delivery of all contract elements are made. For example, in several of our GenoMax sales, our contracts with customers stipulated future delivery of a gene expression analysis module. In accordance with generally accepted accounting principles, we deferred recognition of revenue on these contracts until delivery of the gene expression analysis module. This module, included in GenoMax 3.0, was delivered on September 15, 2000. If we are not able to release future modules as scheduled, we will be required to defer the recognition of a significant amount of revenues to quarters after those in which we collect licensing fees. Expenses associated with software licenses, unlike revenues, are not typically deferred. The manner in which we recognize revenue, in accordance with the revenue recognition rules applicable to software under generally accepted accounting principles, may cause our quarterly operating results to fluctuate substantially.

WE EXPECT OUR RESULTS OF OPERATIONS TO VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS AS A RESULT OF THE TIMING AND SEASONALITY OF OUR SOFTWARE SALES. THESE FLUCTUATIONS MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS AND COULD CAUSE INSTABILITY IN OUR STOCK PRICE.

    We anticipate that our operating results will fluctuate on a quarterly basis as a result of a number of factors, many of which are outside of our control. Factors that may cause our quarterly results to fluctuate include the following:

       - the number and timing of orders for our GenoMax enterprise product;

       - the seasonal fluctuations of software procurement, particularly for bioinformatics software;

       - the timing of, commencement, delay, cancellation or completion of our software licensing agreements, strategic relationships and professional service activities;

       - the timing of license, royalty and other payments received under our agreements;

       - the introduction or cancellation of products and services by us and our competitors; and

       - the timing of expenses associated with increased product development, expanded sales and marketing efforts, and acquisitions and strategic investments.

    In particular, as a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year which typically results in a corresponding reduction in operating revenues.

    Due to the factors described above and other risks discussed herein, you should not rely upon quarterly comparisons of our financial results. These comparisons are not necessarily meaningful nor are they a reliable indicator of our future performance. As a result of fluctuations in our quarterly results, the market price of our common stock may be subject to significant fluctuation and volatility.

OUR PRODUCTS AND SERVICES, PARTICULARLY OUR ENTERPRISE SOFTWARE SOLUTIONS, REQUIRE A LENGTHY SALES CYCLE. THIS SALES CYCLE OFTEN REQUIRES US TO EXPEND CONSIDERABLE RESOURCES. IF WE DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT MATERIALIZE, OUR REVENUES AND ABILITY TO ACHIEVE PROFITABILITY WOULD BE HARMED.

    The sales cycle for our products and services, particularly our enterprise software solutions on which much of our expectations for future growth are based, is a lengthy and involved process. Our sales cycle is typically long for a number of reasons, including:

       - the decision to license and deploy enterprise-wide software, by its nature, is an organization-wide procurement decision, often requiring an evaluation by a significant number of constituencies in various functional and geographic areas, each often having specific and possibly conflicting requirements; and

       - the significant resources that are committed to an evaluation of our software solutions by a potential customer organization require us to expend substantial time, effort and money educating them about the value and comparative advantages of our products.

In addition, our agreements with customers and strategic partners often contain terms that are unique to that customer or partner and require extensive negotiation. As a result, we may expend substantial funds and effort to negotiate agreements for these products, but may ultimately be unable to consummate a sale of our products and services.

THE LOSS OF THE SERVICES OF, OR THE DEVELOPMENT OF SUBSTANTIAL EXTERNAL TIME COMMITMENTS BY, OUR SENIOR MANAGEMENT COULD HAVE A NEGATIVE EFFECT ON OUR GROWTH.

    The continued growth of our business is substantially dependent on the performance of our senior management and key employees. We carry key person life insurance on only Dr. Titomirov, our Chief Executive Officer, and Dr. Babenko, our Chief Technology Officer. In addition, we have employment agreements with only Dr. Babenko, Mr. Lehnen, our Chief Financial Officer, and Mr. Sullivan, our Senior Vice President of Marketing and Sales. The loss of the services of any member of our senior management or key personnel may significantly delay or prevent the implementation of our business strategy and could have a material adverse effect on the growth of our business.

    Dr. Titomirov is also the chairman and a significant stockholder of an unrelated company named RealTimeHealth.com, Inc. RealTimeHealth.com is currently a development stage company that intends to allow health care consumers to establish individual baseline genetic profiles and then monitor them for a pattern variance over time through the Internet. RealTimeHealth.com intends to hire and is currently seeking a chief executive officer. Dr. Titomirov currently anticipates that his duties as chairman of RealTimeHealth.com will be limited to setting its strategic direction and being involved in fundamental decisions and activities of the board of directors generally. In August 2000, we received a commitment letter regarding the continued services of Dr. Titomirov. Although Dr. Titomirov's commitment letter states that he currently intends to devote a majority of his professional working time to his duties as our Chief Executive Officer, there could be periods where his activities with RealTimeHealth.com substantially reduce the time devoted to our operations.

WE MAY INCUR SIGNIFICANT COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS OR RESPONDING TO CLAIMS OF INFRINGEMENT FROM OTHERS.

    We currently rely upon a combination of trademark, patent, copyright and trade secret laws, employee and third party non-disclosure agreements and other contracts to protect our proprietary rights. Nevertheless, our efforts to protect our intellectual property may be inadequate and we may be unable to prevent others from offering products and services substantially similar to ours. We also need to secure and maintain adequate protection of our intellectual property outside of the United States, because our sales are global. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies engaging in international business have encountered considerable difficulties in safeguarding their proprietary rights in foreign jurisdictions.

    Moreover, third parties may claim that our current or future products or services infringe upon their intellectual property. Litigation over these issues could be a significant distraction and we may incur significant costs, including several damages. In the event that it is determined that one of our products infringe upon another's proprietary rights, we may be required to obtain a license in order to continue selling our products. That license may not be available to us on favorable terms, or at all.


OUR SOFTWARE FACILITATES RESEARCH COLLABORATION AND THEREFORE SECURITY IS IMPORTANT TO OUR CUSTOMERS. WE COULD BE EXPOSED TO LIABILITY AND A LOSS IN CUSTOMER CONFIDENCE IF OUR PRODUCTS FAIL TO PROVIDE THAT SECURITY.

    Our software facilitates collaboration among researchers and the sharing of research results. If there is a breach or failure of the security functions in our software, researchers' proprietary work product and data may be compromised and our customers would lose confidence in our software. We may be exposed to considerable liability from defects or breaches of security in our products.

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, AND SPECIFICALLY THE TRANSITION OF OUR BUSINESS RELATED TO AN EMPHASIS ON THE SALE OF ENTERPRISE PRODUCTS, OUR FUTURE PROSPECTS WOULD BE HARMED.

    In recent years, we have experienced significant growth in the size of our customer base and the scope of our products and services. We also have expanded and intend to continue to expand our research and product development, marketing and sales, and professional services organizations. These factors have placed, and will continue to place, a significant strain on our management systems and resources. We have only recently become a public company, which will place additional strain on our administrative, financial and operational systems. Our current accounting information system may be inadequate to support our growth. Accordingly, we are presently transitioning to a new accounting information system. Our ability to manage our growth effectively will depend upon the ability of our officers and key employees to continue to implement and improve our operational, administrative and financial control systems and to expand, train and manage our workforce, and implement necessary changes to our information systems, including our accounting information system.

    Historically, we have focused on the development and sale of our Vector NTI Suite of desktop products. We are currently seeking to increase market penetration and brand recognition of our GenoMax enterprise software platform and, accordingly are devoting an increasing portion of our resources to GenoMax related marketing and sales and professional services efforts. Failure to successfully manage that transition effectively would materially and adversely affect nearly every aspect of our business and cause our financial condition and results of operations to suffer.

WE SIGNIFICANTLY DEPEND UPON HOLDERS OF H-1B NON-IMMIGRANT VISAS TO STAFF OUR RESEARCH AND PRODUCT DEVELOPMENT TEAM. OUR PRODUCT DEVELOPMENT AND ENHANCEMENT EFFORTS COULD BE HARMED IF WE ARE NOT ABLE TO ADEQUATELY STAFF OUR TEAM BECAUSE OF THE LIMITATIONS OF U.S. IMMIGRATION LAWS.

    We recruit professionals for our research and product development group on an international basis and, therefore, must comply with the immigration laws of the United States. Most of our research and product development team are citizens of other countries, with most of those working in the U.S. under H-1B temporary visas. Under the American Competitiveness in the 21st Century Act of 2000, there is a statutory limit of 115,000 new H-1B visas that may be issued in fiscal year 2000 and 195,000 visas in fiscal year 2001 and 2002, with such limits decreasing in future periods beginning in fiscal year 2003. In any year in which this limit is reached, we may be unable to obtain a sufficient number of H-1B visas to employ those persons we would like to add to our research and product development group. If we are unable to obtain H1-B visas for our employees in sufficient quantities or in a timely manner, our product development and enhancement efforts could be hampered. As a result, we may be unable to deliver products that satisfy customer preferences and keep pace with technological change.

WE MAY CONSIDER ACQUISITIONS OR STRATEGIC INVESTMENTS. WE HAVE LIMITED

EXPERIENCE WITH THESE ACTIVITIES AND THE COSTS AND DISTRACTIONS FROM THOSE ACTIVITIES COULD HARM OUR FUTURE GROWTH.

    We may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business and strategy, although we only have limited experience with these activities. If appropriate opportunities become available, we could also issue additional equity securities that would dilute current stockholders' ownership, or incur substantial debt to finance such transactions. Methods of financing any acquisitions or strategic investments could result in a negative impact on our financial condition. We may have difficulties integrating the businesses, products, technologies or personnel involved in any acquisition or strategic investment. Our integration efforts may result in significant expenditures of operating, financial and management resources that could materially and adversely affect our business. Acquisitions involve many other risks, including potential loss of key employees or customers, the assumption of significant liabilities, and the amortization of the intangible assets of acquired companies. As a result of these and other risks, any acquisitions or strategic investments may ultimately have a negative impact on our business, results of operation and financial condition.

DEFECTS OR MALFUNCTIONS IN OUR SOFTWARE PRODUCTS, OR IN THE PRODUCTS OF OUR TECHNOLOGY PARTNERS, COULD HURT OUR REPUTATION AMONG CUSTOMERS AND EXPOSE US TO LIABILITY.

    Our business and the level of customer acceptance of our bioinformatic software products are dependent upon the continuous, effective and reliable operation of our computer software and related tools and functions. Software defects could occur in our current or future products. To the extent that our software malfunctions and our customers' use of our products is interrupted, our reputation and business could suffer. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services interoperate.

WE MAY REQUIRE ADDITIONAL FUNDING TO EXECUTE OUR BUSINESS STRATEGY. IF THAT FUNDING IS NOT AVAILABLE, OR NOT AVAILABLE ON TERMS ACCEPTABLE TO US, WE MAY BE REQUIRED TO CURTAIL CERTAIN MARKETING AND PRODUCT DEVELOPMENT EFFORTS.

    We expect that the proceeds from our initial public offering, our cash flow from operations and our existing capital resources will be sufficient to fund our operations for the next 24 months but it is possible that our growth will require us to seek additional financing during this period. We may seek to satisfy any additional capital needs through public or private equity offerings, debt financings and other means. If we raise capital through the issuance of additional equity securities, your ownership will be diluted. We may not be able to obtain additional financing when we need capital on terms favorable to us, if at all. If we cannot obtain such financing, we may be required to curtail our marketing and sales activities and product development efforts.

                         RISKS RELATED TO OUR INDUSTRY

THE BIOINFORMATIC PRODUCTS AND SERVICES MARKET IS INTENSELY COMPETITIVE AND EVOLVING AND WE MAY NOT ACHIEVE OR MAINTAIN MARKET LEADERSHIP FOR A VARIETY OF REASONS.

    We face, or expect to face, intense competition from:

       -      third party commercial software vendors;

       -      bioinformatics developers;

       - internal bioinformatics departments of some of our customers and potential customers;

       - organizations engaging in the provision of Internet-hosted, bioinformatic software; and

       - companies facilitating Internet-based e-commerce between participants in our industry.

    We believe that we compete most often with LION biosciences, NetGenics, Compugen, Genomica, DNA Star, Rosetta Inpharmatics, DoubleTwist and GCG, a unit of Pharmacopeia recently acquired from Oxford Molecular. Others, including large, well-established software vendors, could readily enter this market. Many of our competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology.

    To remain competitive, we believe that we must continue to expand and enhance the functionality of our bioinformatic software products and respond timely and effectively to evolving industry standards or technology. In an intensely competitive, technology driven business like ours, there is no certainty that market leadership can be obtained or maintained for any sustainable period.

NUMEROUS CUSTOMERS AND POTENTIAL CUSTOMERS FOR OUR BIOINFORMATIC SOFTWARE MAY ELECT TO INTERNALLY DEVELOP OR CONTINUE TO DEVELOP THEIR OWN SOFTWARE WHICH COULD HURT OUR SALES EFFORTS.

    Our customers and potential customers, including providers of genomic and proteomic data, may elect to internally develop or continue to develop their own bioinformatic software. Potential customers for our products may be unwilling to abandon their prior internal efforts to look to an outside, third party source to provide their bioinformatic software solutions. As a result our efforts to add new customers could be hampered.

IF GROWTH IN THE USE OF GENOMIC DATA DOES NOT OCCUR AS WE EXPECT, THE TARGET MARKETS FOR OUR PRODUCTS AND SERVICES MAY NOT BE AS LARGE AS EXPECTED.

    The application of genomic information to pharmaceutical discoveries, agricultural production, environmental management and industrial processes is an evolving and unproven practice. Few products have been developed and commercialized resulting from recent genomic discoveries. If researchers do not use genomic information in their discovery and development efforts at the level we project, the target markets for our products and services will not materialize and our prospects would be materially harmed.

OUR SALE OF BIOINFORMATIC PRODUCTS AND SERVICES COULD SUFFER IF THERE ARE REDUCTIONS IN RESEARCH AND DEVELOPMENT EXPENDITURES OF OUR CUSTOMERS AND PUBLIC FUNDING RELATED TO GENOMIC RESEARCH.

    Sales of our products and services could suffer as a result of reductions in customer research and development expenditures and public funding related to genomic research. Our continued services to the NCBI and sales of our products to other government and academic institutions could be negatively affected by reductions in such public funding.

THE PRODUCTS AND THE ACTIVITIES OF OUR CUSTOMERS, INCLUDING THOSE IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES, MAY BE SUBJECT TO CHANGING REGULATION THAT COULD ADVERSELY AFFECT GENOMIC RESEARCH AND REDUCE MARKET DEMAND FOR OUR PRODUCTS.

    Because our customers' products potentially touch on areas involving human health, they are affected by current or future government regulation, including regulation by the U.S. Food and Drug Administration. Recently, the

Clinton administration proposed legislation regarding oversight of the sale of medical products over the Internet and announced its intention to implement a set of regulatory initiatives governing genetically engineered agricultural products. In addition, numerous laws covering genetic testing of humans, the privacy and security of human genetic information, and the storage and transmission of individually identifiable health care information have been introduced or passed at the state and federal levels. Our sales may indirectly be affected by changes in government regulation covering our customers in these industries, including regulation relating to drug development, genomic research, genetic testing, healthcare reform and the sale of products and transfer of healthcare data over the Internet.

    We cannot assure you that customers and potential customers for our bioinformatic software products and related services will not curtail or defer technology investments in response to the proposal or institution of these governmental efforts. Moreover, any exposure by us to liability or increased government scrutiny resulting from regulatory or legal changes would distract the efforts of our organization and require us to spend significant time and resources in connection with any resulting litigation or regulatory compliance.

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT OF ETHICAL, LEGAL AND SOCIAL CONCERNS SURROUNDING THE USE OF GENOMIC INFORMATION.

    A number of ethical, legal and social concerns, including issues related to privacy, confidentiality and fairness, have arisen as a result of the increased availability of genomic information. Government and private entities are currently exploring issues, including:

       -      ownership and control of genomic information;

       -      definition of normal conditions, disabilities and disorders; and

       - determination of access rights to resulting expensive technologies and responsibility for payment for treatment based on these technologies.

As a result of these and numerous other ethical, legal and social issues, government authorities may limit, or increasingly regulate biomolecular research and the use of products resulting from such research. Such restrictions could reduce the number of markets and potential customers for our products and could materially and adversely affect our business.

CONSOLIDATION WITHIN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES MAY LEAD TO FEWER CUSTOMERS FOR OUR PRODUCTS AND SERVICES. CONSOLIDATION COULD INCREASE COMPETITION AND HARM OUR MARKETING AND SALES EFFORTS.

    A significant portion of our customer base consists of pharmaceutical and biotechnology companies. Mergers between large multinational pharmaceutical companies have accelerated in recent years. Continued consolidation within the pharmaceutical and biotechnology industries may result in fewer customers for our products and services. If one of the parties to a consolidation uses the products or services of our competitors, we may lose existing customers as a result of such consolidation.

WE INTEGRATE THIRD PARTY DATABASES INTO OUR BIOINFORMATIC SOFTWARE PRODUCTS AND MAY BE EXPOSED TO LIABILITY FOR CONTENT ERRORS IN THOSE DATABASES.

    Available genomic, proteomic and other biomolecular data is vast and complex, and errors in databases containing this information are inevitable. We integrate data housed on public and private content databases into our bioinformatic software products. We could be subject to claims of liability associated with damages resulting from any erroneous third party data that we integrate into our products or for which we facilitate delivery and analysis, even if not integrated into our products.

           RISKS RELATED TO OUR CORPORATION AND HOLDERS OF OUR STOCK

THE TRADING PRICE OF OUR COMMON STOCK MAY FLUCTUATE WIDELY.

    The trading price of our common stock may fluctuate widely as a result of a large number of factors. The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies involved in the software and biotechnology industries, which have often been unrelated to the operating performance of these companies.

OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND HAVE THE ABILITY TO INFLUENCE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE.

    Our executive officers, directors and their affiliates own approximately 60.0% of the outstanding shares of common stock. As a result, these stockholders are able to substantially influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

       -      election of directors;

       -      approval of certain mergers or consolidations;

       -      sale of all or substantially all of our assets; and

       - issuance of large amounts of our shares in private transactions or acquisitions.

    This concentration of ownership may delay, deter or prevent acts that would result in a change of control of our company, which in turn could reduce the market price of our common stock. This concentration may also prevent new investors from influencing significant corporate decisions.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

    Our charter and our bylaws, and portions of Delaware law, contain provisions that could make it more difficult for a third party to obtain control of InforMax, even if doing so would be beneficial to stockholders. For example, our amended and restated certificate of incorporation provides for a classified board of directors, allows the board of directors to expand its size and fill any vacancies without stockholder approval, and allows the board of directors to classify and issue preferred stock without stockholder approval. Our bylaws restrict the ability of stockholders to call a special meeting and require advance notice of stockholder proposals. Delaware law makes it difficult for us to be acquired by a significant stockholder that is not approved in advance by our board of directors.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated.


OVERVIEW

       We are a leading global provider of bioinformatic software solutions. Our bioinformatic software enables the analysis and interpretation of genomic, proteomic and other biomolecular data that form the genetic blueprint of all living organisms. Since beginning commercial operations in 1993, we have dedicated substantial resources to expand and enhance our software product lines, increase our sales and marketing efforts, and enlarge and diversify our customer base.

       We believe that our position as a leading global provider of bioinformatic software is based upon the number of our customers, our revenues, and the size of our organization. In 1993, we commercially released our first desktop software product, the current version of which is marketed as our Vector NTI Suite 6.0 for desktop computers. In September 1998, we commercially released our GenoMax enterprise computing platform (formerly known as Software Solution for Bio-Medicine), the version 3.0 of which was commercially released on September 15, 2000. On September 30, 2000, we commercially released Vector Enterprise, a networked version of our Vector NTI Suite which incorporates a shared relational database.

       To date, we have sold over 9,000 licenses for our Vector NTI Suite of software applications for desktop computers, with more than 20,000 estimated users. We have also made 20 sales of our GenoMax enterprise platform for use by a network of computers linked together for sharing data and computation. Our customer base includes over 1,300 organizations worldwide, including over 500 biotechnology, pharmaceutical and agricultural biotechnology and life science companies and over 800 academic and government research institutions. Our 10 largest customers accounted for less than 46% and 37% of our total software license revenues for the period ended September 30, 2000 and December 31, 1999, respectively.

       In August 2000, we entered into a strategic relationship with Amersham Pharmacia Biotech to jointly develop and market an expanded version of GenoMax to provide an enterprise-wide data analysis system for pharmaceutical and biotechnology companies, for integrating and analyzing data from genomics, proteomics and drug screening production laboratories. In connection with this relationship, Amersham purchased 950,747 shares of our preferred stock in exchange for $10 million in cash. These shares were converted into 1,587,747 shares of our common stock upon the closing of our initial public offering.

Revenue

       Our revenue has increased substantially in recent years. Revenue for the year ended December 31, 1999 represents a four-year compound annual growth rate of 105% and a 143% increase over the prior year. We provide sales, marketing, implementation and support services for our products. Our Vector NTI Suite, Vector Enterprise and GenoMax software products are considered off-the-shelf products that require only routine installation to be fully functional by the end user.

       We currently generate revenues from software sales and software-related professional services. Software sales consist of software license fees, maintenance fees, and related customer training. Professional services have historically consisted of software development services provided under contracts to the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and beginning in 2000 have also included customer-specified software installation, integration and customization services related to our commercial software products. NCBI contracts for professional services through intermediaries for whom we serve as a subcontractor. These agreements may be terminated on behalf of NCBI at anytime.

       We expect to generate future revenues from our channeling and distribution alliances and from e-commerce offerings. Channeling alliances include agreements with data content providers to integrate their biomolecular databases with our software products and to resell subscriptions to these databases to our customers. Distribution alliances include agreements with providers of specialized bioinformatic hardware to integrate and resell their hardware with our software products. Under our content channeling and hardware distribution alliances, we intend to generate transaction fees and realize a portion of the revenues for the products we resell. To date, we have entered into four agreements to resell third party data content or technology hardware.

       E-commerce offerings will include incorporating Internet hyperlinks into our Vector NTI Suite and entering into related partnerships with laboratory reagent vendors to generate transaction fees on sales we facilitate. In September 2000, we entered into an agreement with Incyte Genomics, Inc., a manufacturer and provider of genomic and other biomolecular databases. Under our agreement we will incorporate hyperlinks into Vector NTI Suite that will direct researchers to Incyte's website. These hyperlinks are intended to allow researchers to register with Incyte and to purchase access to certain of its genomic databases which can be used with the searching and analysis functions of our Vector NTI Suite. These hyperlinks will also enable researchers to purchase reagents from Incyte for their laboratory research. Under this agreement, we will receive a portion of the net revenues associated with sales of Incyte's database and reagent products and a fee based on the number of registrations with Incyte, each as generated through the hyperlinks to be contained in Vector NTI Suite.

Revenue Recognition

       We recognize software license revenues based on the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. Software license fees are recognized as revenue upon the customer's execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required.

       In circumstances where the above criteria were not met and the fair value for undelivered elements of a multiple element contract were not determinable, revenue on the contract was entirely deferred until either fair value was determinable or when all elements were delivered. If we were unable to establish vendor specific objective evidence of fair value on the undelivered elements and the only undelivered element was maintenance, then all revenue was recognized ratably over the maintenance period.

       In connection with our software licenses, we also enter into maintenance contracts that provide for technical support and periodic unspecified upgrades.

       During 1997 and 1998, we recognized maintenance revenue together with the initial licensing fee upon delivery of the software when all of the following were met:

-      the maintenance fee was included with the initial licensing fee,

-      the maintenance revenue to be recognized was for one year or less

- the estimated cost of providing maintenance during the arrangement was insignificant, and

-      any unspecified upgrades were expected to be minimal.

       Due to the introduction of new modules, product enhancements, and product versions, we increased our maintenance support staff and, as a result, the estimated cost of providing maintenance services to our customers was no longer deemed insignificant. Therefore, beginning in January 1999, revenues from all software maintenance contracts were unbundled from software licenses based upon vendor specific objective evidence of fair value and recognized ratably over the maintenance period. Vendor specific objective evidence for maintenance contracts is determined by the list price established by management of relevant authority or by the renewal rate specified in the contract. We use the residual method to recognize revenue on delivered elements when vendor specific objective evidence of fair value has been determined for all undelivered elements. Discounts, if any, are applied to the delivered elements if the residual method is used. Amounts received in advance of the delivery of products or performance of services are classified as deferred revenues.

       Training is provided on a daily fee basis and we recognize revenue as the services are provided.

       Beginning in 2000, we have provided customer-specified software installation, integration and customization services related to our commercial software products on a time and materials basis and recognize revenue as the services are provided. During 1997, 1998 and 1999 our professional services revenue was derived from contracts related to software development services provided to NCBI under time and materials subcontracts and a cost-plus-fixed-fee subcontract. During 1999 the cost-plus-fixed-fee subcontract was converted upon its renewal to a time and material contract. We recognize revenue under the time and material subcontracts as the services are provided based upon contractual rates. We recognized revenue under the cost-plus-fixed-fee subcontract as recoverable costs were incurred, including a proportionate amount of the fixed fee.

Quarterly Fluctuations

       Our quarterly operating results have historically fluctuated and we anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing of, commencement, delay, cancellation or completion of our:

-      software licensing agreements;

-      product delivery schedules;

-      strategic relationships; and

- professional service activities, including installation and software modification.

Our results of operations may also fluctuate as a result of the number and timing of orders for our GenoMax enterprise product, which can have a significant effect on revenues for a particular quarter.

       The manner in which we recognize revenue, in accordance with the generally accepted accounting principles, may also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. For our maintenance contracts and professional services, we typically recognize revenues over the term of the contract.

       As a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year which typically results in a corresponding reduction in operating revenues. Due to the factors described above and other risks, you should not rely upon quarterly comparisons of our financial results as these comparisons are not necessarily meaningful nor are they a reliable indicator of our future performance.

Options and Amortization of Stock Based Compensation

       For the period from July 1, 2000 through August 21, 2000, we granted 161,990 qualified options to employees and 33,400 nonqualified options to one non-employee. These options were issued with an exercise price of $6.37 per share. The deemed fair market value of the underlying common stock was $6.37 at each grant date prior to July 10, 2000 and $15.00 at each grant date thereafter. Deferred compensation related to the qualified options is $1,289,883, which will be amortized over a four year vesting period using the declining balance method. Compensation related to the nonemployee options, which vest over a three year period, is $373,037. On September 26, 2000, we granted 643,340 qualified options to employees with an exercise price of $15.00 per share.


RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

       The following table summarizes our results of operations for the three and nine months and second quarter of 2000, compared to the same periods of 1999, as a percentage of our total revenue for the respective periods.

                                                          Three months Ended              Nine Months Ended
                                                             September 30                    September 30
                                                        ----------------------          ----------------------
                                                         1999            2000            1999            2000
                                                        ------          ------          ------          ------
Revenues
       Software license and customer support                59%             84%             70%             78%
       Professional services                                41              16              30              22
                                                        ------          ------          ------          ------
          Total revenues                                   100             100             100             100

Cost of revenues:
       Software license and customer support                 4               4               3               4
       Professional services                                22               9              18              11
                                                        ------          ------          ------          ------
          Total cost of revenues                            26              13              21              15

Gross profit                                                74              87              79              85

Operating expenses
       Selling, general and administrative                  97              94              67             107
       Research and development                             34              28              28              34
       Stock based compensation                              1               5               1              11
       Depreciation and amortization                         4               5               3               5
                                                        ------          ------          ------          ------
          Total operating expenses                         136             132              99             157
Loss from operations                                       (62)            (45)            (20)            (72)
Other income (expense)
       Investment earnings                                   2               1               1               1
       Interest expense                                     (1)             (2)             (1)             (2)
       Other                                                 -               -               -               -
                                                        ------          ------          ------          ------
          Total other income (expense)                       1              (1)              -              (1)
Loss before income taxes                                   (61)            (46)            (20)            (73)
Income tax benefit                                         (23)              -              (7)              -
                                                        ------          ------          ------          ------
Net loss                                                   (38)%           (46)%           (13)%           (73)%
                                                        ======          ======          ======          ======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 1999.

Revenues.

       For the three months ended September 30, 2000, revenues increased 155% to $4.9 million from $1.9 million in the corresponding period of 1999. For the nine months ended September 30, 2000, revenue increased 78% to $11.4 million from $6.4 million in the corresponding period in 1999.

       Software sales revenue increased 258% to $4.1 million for the three months ended September 30, 2000 from $1.1 million in the corresponding period of 1999. For the nine months ended September 30, 2000, software sales revenue increased 100% to $8.9 million from $4.5 million in the corresponding period in 1999. These increases are attributable to continued increases in Vector NTI sales and increased demand for our GenoMax product. Our third quarter revenues also include recognition of revenue in the amount of $1.2 million that was deferred at the end of the second quarter of 2000. This deferred revenue is related to the delivery of our gene expression module, included as part of our commercial release of GenoMax 30 on September 15, 2000, as stipulated in certain of our license agreements.

       Professional services revenue increased 3% to $0.80 million for the three months ended September 30, 2000 from $0.78 million in the corresponding period of 1999. For the nine months ended September 30, 2000, professional services revenue increased 27% to $2.5 million from $1.9 million in the corresponding period in 1999. This increase resulted primarily increased demand for services under our software development service contracts with NCBI.

       Cost of Revenues. For the three months ended September 30, 2000, cost of revenues increased 27% to $0.63 million from $0.49 million in the corresponding period of 1999. For the nine months ended September 30, 2000, cost of revenue increased 27% to $1.7 million from $1.4 million in the corresponding period in 1999.

       Costs of software license and customer support revenue increased 166% to $0.19 million for the three months ended September 30, 2000 from $0.07 million in the corresponding period of 1999. For the nine months ended September 30, 2000, costs of software license and customer support revenue increased 94% to $0.42 million from $0.22 million in the corresponding period in 1999. This increase resulted primarily from increased sales of our Vector NTI Suite and sales of our GenoMax enterprise system. Costs of software revenues consist primarily of manufacturing costs incurred on an as needed basis, cost of shipping products, and the cost of providing training and customer support.

       Costs of professional services revenues increased 3% to $0.44 million for the three months ended September 30, 2000 from $0.42 million in the corresponding period of 1999. For the nine months ended September 30, 2000, costs of professional services revenues increased 14% to $1.3 million from $1.2 million in the corresponding period in 1999. This increase resulted primarily from increased personnel on the NCBI subcontracts. Costs of professional services revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel.

       Margins on our software license and customer support and professional services revenues improved for the three-month and nine-month periods ended September 30, 2000 compared to the prior year primarily as a result of economies of scale related to the increasing size of our customer base.

       Selling, General and Administrative Expenses. For the three months ended September 30, 2000, selling, general and administrative expenses increased 144% to $4.6 million from $1.9 million in the corresponding period of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased 184% to $12.1 million from $4.3 million in the corresponding period in 1999. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with a significantly increased marketing effort. Of this increase, headcount and resources devoted to sales and marketing experienced a disproportionately large increase. Overall headcount for the period ended September 30, 2000 was 205 compared to 103 in the corresponding period of 1999.

       Research and Development Expenses. For the three months ended September 30, 2000, research and development expenses increased 112% to $1.4 million from $0.64 million in the corresponding period of 1999. For the nine months ended September 30, 2000, research and development expenses increased 116% to $3.8 million from $1.8 million in the corresponding period in 1999. The increase reflects expense for an increase in the headcount of our research and product development team as we expand our product development efforts. Overall headcount for the period ended September 30, 2000 was 95 compared to 56 in the corresponding period of 1999.

       Stock Based Compensation. For the three months ended September 30, 2000, stock based compensation expenses increased 793% to $0.23 million from $0.03 million in the corresponding period of 1999. For the nine months ended September 30, 2000, stock based compensation increased 2201% to $1.2 million from $0.05 million in the corresponding period in 1999. The increase reflects compensation related to discounted stock option grants and restricted stock awards.

       Income Taxes. We incurred net losses for each of the three and nine months ended September 30, 2000 and 1999. At present, we have an accumulated net operating loss carryforward of $27.6 million of which $21.6 million is a result of the exercise of non-qualified stock options. The tax provision for the three months ended September 30, 1999 and 2000 was $0.4 million and $0.0 million, respectively, using an effective rate of 36.9% and 0.0%, respectively. The tax provision for the nine months ended September 30, 1999 and 2000 was $0.4 million and $0.0 million, respectively using an effective rate of 33.8% and $0.0 million, respectively. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

       Net Loss. We incurred a net loss of $2.2 million for the three months ended September 30, 2000, compared with a net loss of $0.74 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, we incurred a net loss of $8.3 million compared with a net loss of $0.8 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       From our commencement of commercial operations in 1993 until June 1999, we funded our growth primarily with internally generated cash flow. In June 1999, we raised $4.0 million in venture financing. At September 30, 2000, we had $7.8 million in cash and cash equivalents, a net increase of $5.4 million from September 30, 1999, an increase of $6.4 million from December 31, 1999, and an increase of $7.5 million from December 31, 1998.

       During the nine months ended September 30, 2000 and 1999 we generated $11.0 million and $6.3 million of cash receipts from sales activity, respectively. For the years ended December 31, 1999 and 1998, we generated $9.0 million and $4.4 million of cash receipts from sales activity, respectively. Gross cash used by operations for the nine months ended September 30, 2000 was $18.6 million compared to $7.7 million for the nine months ended September 30, 1999. Gross cash disbursements for costs of revenue and operating expenses for the year ended December 31, 1999 was $11.6 million compared to $4.4 million for the year ended December 31, 1998. The net increase in cash disbursements for costs of revenue and operating expenses over these periods reflects the continued growth of our business, particularly as related to personnel and related infrastructure expenses.

       Net cash provided by financing activities was $16.3 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $4.5 million for the comparable period in 1999. Net cash provided by financing activities was $5.1 million for the year ended December 31, 1999 and $0.05 million for the comparable period in 1998. On June 22, 1999 we entered into a purchase agreement with FBR Technology Venture Partners, LP for the sale of 2,161,265 shares of our series A redeemable convertible preferred stock, $0.01 par value. The shares were sold for an aggregate price of $4.0 million, or $1.85 per share.

       Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $ 1.0 million for the comparable period in 1999. Net cash used in investing activities was $1.4 million for the year ended December 31, 1999 and $0.07 million for comparable period in 1998. The cash used in investing activities over those periods were for the purchase of furniture and equipment.

       In May 1999, we entered into a loan agreement and a security agreement with PNC Bank, National Association, in connection with the creation of a credit facility consisting of a secured revolving credit line and an equipment line of credit. In February 2000, we entered into a fourth amendment to such loan agreement increasing the maximum availability under each of the secured revolving credit line and equipment line of credit to $3.0 million, for a total of $6.0 million. As of the period ending September 30, 2000, the revolving credit line and equipment line of credit had available facilities of $1.6 million and $1.3 million, respectively. In connection with this amendment, we entered into an amended and restated revolving credit note and an amended and restated equipment line of credit note.

       The revolving credit note allows us to borrow, repay and re-borrow the principal thereunder until February 2, 2001. An amount equal to our qualified accounts receivable is available for borrowing under this note. Amounts outstanding under the revolving credit note accrue interest at the prime rate as reported in the Wall Street Journal plus one percent per annum with interest due and payable each month. The principal and any accrued but unpaid interest are due and payable on February 2, 2001, or such later date as may be agreed to by PNC Bank and us.

       The equipment line of credit note allows us to borrow the principal amount thereunder until February 2, 2001. An amount equal to our qualified equipment is available for borrowing under this note. Amounts outstanding under the equipment line of credit note accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through and including October 15, 2002

       We have pledged our personal property, including our equipment, trademarks and accounts receivable, to PNC Bank as security for any amounts owed by us under these facilities. Under the loan agreement, we are generally restricted from incurring additional indebtedness without the consent of PNC Bank. We must also maintain various financial covenants, including minimum cash balance and certain financial ratios. In addition, we may not declare or pay dividends or, make any distribution with respect to any equity security during the term of the loan agreement without the consent of PNC Bank.

       In June 2000, we issued, in the aggregate, 557,191 shares of our common stock in private sale transaction with four accredited investors and received cash compensation totaling approximately $3.6 million.

       On August 16, 2000, we sold 950,747 shares of our Series B redeemable convertible preferred stock to Amersham Pharmacia Biotech for aggregate proceeds of $10.0 million in cash. We are using these proceeds for working capital and general corporate purposes. At the time of issuance of the Series B redeemable convertible preferred stock, the deemed fair market value of the underlying common stock was $15.00 per share. Therefore, the net proceeds of $9.9 million were allocated to additional paid-in capital as a beneficial conversion feature and such entire amount was immediately accreted to the Series B redeemable convertible preferred stock on August 16, 2000. These shares were automatically converted into 1,587,747 shares of our common stock at a conversion price of $6.30 at the closing of our initial public offering.

       In September 2000, PNC Bank established an irrevocable standby letter of credit in favor of Pacific Gas & Electric Generating Company, in connection with our execution of a sublease with Pacific Gas & Electric for our new Bethesda, Maryland headquarters. The amount of this irrevocable standby letter of credit will not exceed $460,200, and such amount can be drawn in the event that we are in default under the sublease. The amount of the irrevocable standby letter of credit is secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letter of credit. The irrevocable standby letter of credit expires on September 8, 2001. In connection with the sublease for our Bethesda headquarters, we anticipate obtaining an additional irrevocable standby letter of credit, surety bond or other form of security for the remainder of our annual rental obligation of approximately $1.35 million.

       On July 11, 2000, we filed a registration statement on Form S-1 (File No. 333-41194) to register our initial public offering, on a firm commitment basis, of up to 5,750,000 shares of our common stock, par value $.001 per share, including 750,000 shares covered by an overallotment option granted to our underwriters. Our registration statement was declared effective with the Securities and Exchange Commission at 4:15 p.m., Washington, D.C. time, on October 2, 2000. On October 5, 2000, our underwriters informed us of their intention to exercise their overallotment option to purchase an additional 750,000 shares. On October 6, 2000, we completed our initial public offering of common stock, selling 5,750,000 shares of common stock at $16.00 per share, for net proceeds to us, after deducting estimated expenses and underwriting discounts and commissions, of approximately $84 million.

       We believe that the net proceeds from our initial public offering, our cash flows from sales and our existing capital resources will be adequate to fund our operations for the next 24 months, although we may seek to raise additional capital during that period. We may require additional funding to execute our business strategy. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION OF MARKET RISK

       Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 1998 or December 31, 1999. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense.

                           PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On September 11, 2000, a certificate of amendment to our certificate of incorporation was filed with the Secretary of State of the State of Delaware. The amendment reclassified all of our authorized, issued and outstanding shares of non-voting common stock into voting common stock, such resulting class of voting common stock was also renamed common stock. The amendment also split each outstanding share of common stock into 1.67 shares of common stock and reduced the par value of such common stock from $.01 per share to $.001 per share. The amendment also increased our authorized capitalization to 100 million shares of common stock, par value $.001 per share and 20 million shares of preferred stock, par value $.01 per share. On October 6, 2000, we amended and restated our certificate of incorporation to include, among other things, the implementation of a classified board of directors consisting of three classes with the members of each such class serving staggered three year terms. On October 6, 2000, our amended and restated bylaws also went into effect which contain provisions restricting the ability of stockholders to call a special meeting and containing certain advance notice provisions regarding stockholder proposals for consideration at stockholder meetings. Simultaneously with the closing of our initial public offering on October 6, 2000, all of our outstanding convertible preferred stock, par value $.01 per share, automatically converted into 5,197,059 shares of our common stock

(c) Between July 1, 2000 and September 30, 2000, we granted options to purchase a total of 838,730 shares of common stock under our Amended Equity Incentive Compensation Plan to certain of our employees and directors. During the period above, 23 optionees exercised options to purchase 674,660 shares of common stock for aggregate consideration of $188,862.

       On August 16, 2000, we issued 950,747 shares of our Series B preferred stock in exchange for $10 million in cash. The shares of preferred stock were converted on a 1-for-1.67 basis, into 1,587,747 shares of our common stock upon the closing of our initial public offering on October 6, 2000.

       The issuances above were issued without registration under the Securities Act in reliance upon an exemption from registration under Section 4(2) as transactions not involving a public offering.

(d) On October 2, 2000, our Registration Statement on Form S-1 (333-41194) covering our initial public offering of 5,750,000 shares of common stock, par value $.001 per share, was declared effective by the Securities and Exchange Commission. On October 6, 2000, we completed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares purchased by the underwriters pursuant to their exercise of an overallotment option on October 5, 2000. The shares were sold to the public at $16.00 per share for gross proceeds of $92.0 million. Net proceeds from the offering were approximately $84.0 million after deducting estimated expenses associated with the issuance and distribution of the common stock of $7.9 million, including underwriting discounts and commissions of $6.4 million. The managing underwriter of this offering was Bear, Stearns & Co. Inc.

       Currently, we have placed the net proceeds from the offering principally in money market funds as well as other interest-bearing, investment-grade securities. We expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business. We also expect to use net proceeds to expand our research and development and sales and marketing efforts as well as for working capital and general corporate purposes.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       By written consent dated August 16, 2000, a majority of our stockholders of then outstanding voting common stock and preferred stock: (i) approved and adopted the Second Amended Restated Certificate of Incorporation, which increased our authorized capital and made such other changes in connection with the issuance of Series B preferred stock, (ii) authorized and approved the offering of Series B preferred stock, and (iii) approved and adopted the Second Amended and Restated Bylaws. The approval of 1,926,178 shares of voting common stock was received by written consent. The approval of all 2,161,265 shares of preferred stock then outstanding was received.

       By written consent dated September 8, 2000, a majority of our stockholders of then outstanding voting common stock, non-voting common stock and preferred stock: (i) approved an increase in the authorized amount under our equity incentive compensation plan, (ii) approved the amendment of our certificate of incorporation to effect (a) a reclassification of our authorized, issued and outstanding non-voting common stock into voting common stock, (b) a 1-for-1.67 split of our outstanding common stock, (c) the reduction of our common stock par value from $.01 per share to $.001 per share, (d) an increase in our authorized capital to 100 million shares of common stock and 20 million shares of preferred stock, (ii) approved the adoption of an amended and restated certificate of incorporation to be effective immediately prior to the closing of our initial public offering which among other things implemented a classified board of directors. The approval of 1,926,178 shares of voting common stock and 3,441,366 shares of non-voting common stock was received by written consent. The approval of all 3,112,012 shares of preferred stock then outstanding was received.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       a.     Exhibits

3.1    Restated Certificate of Incorporation of InforMax, Inc. *

3.2    Restated Bylaws of InforMax, Inc.*

4.1    Specimen Common Stock Certificate*

10.1   Amended Equity Incentive Compensation Plan of InforMax, Inc.

10.2   Fourth Addendum to Lease Agreement between InforMax, Inc. and
       Jemal's/Cayre

27.1   Financial Data Schedule

* Incorporated by reference to InforMax, Inc.'s registration statement on Form S-1 (333-41194).

b.     Reports on Form 8-K
       None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 16th day of November, 2000.


                                             INFORMAX, INC.




                                                By: /s/ Dr. Alexander Titomirov
                                                   ----------------------------
                                                Dr. Alexander Titomirov
                                                Chief Executive Officer


                                                By: /s/ Joseph E. Lehnen
                                                   ----------------------------
                                                Joseph E. Lehnen
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.       Exhibit Name                                                       Page No.
-----------       -------------                                                      --------

3.1               Restated Certificate of Incorporation of InforMax, Inc. *

3.2               Restated Bylaws of InforMax, Inc.*

4.1               Specimen Common Stock Certificate*

10.1              Amended Equity Incentive Compensation Plan of InforMax, Inc.

10.2              Fourth Addendum to Lease Agreement

27.1              Financial Data Schedule

* Incorporated by reference to InforMax, Inc.'s registration statement on Form
S-1 (333-41194).

27.1              Financial Data Schedule

       a.     Exhibits

3.1    Restated Certificate of Incorporation of InforMax, Inc. *

3.2    Restated Bylaws of InforMax, Inc.*

4.1    Specimen Common Stock Certificate*

10.1   Amended Equity Incentive Compensation Plan of InforMax, Inc.

10.2   Fourth Addendum to Lease Agreement between InforMax, Inc. and
       Jemal's/Cayre

27.1   Financial Data Schedule

* Incorporated by reference to InforMax, Inc.'s registration statement on Form S-1 (333-41194).