Form 10-K405
period 2000-12-31
INFORMAX INC
filed 2001-03-30
CIK 1088724

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                        Commission File Number: 000-31577

                                 INFORMAX, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                                                         52-1687783
         (State or other jurisdiction of                                                     (IRS Employer
        incorporation or organization)                                                        Identification No.)


                              7600 WISCONSIN AVENUE
                                   SUITE 1100
                               BETHESDA, MD 20814
                    (Address of principal executive offices)

                                 (240) 747-4000
              (Registrant's telephone number, including area code)

                                 ---------------

Securities registered pursuant to Section 12(b) of the Act: Not Applicable Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 1, 2001 is approximately $103.9 million.

        As of March 1, 2001, there were 20,518,976 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2001, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 11 - 13 of this Form 10-K.
================================================================================

                                 INFORMAX, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      -----
PART I
             Item 1.    Business.....................................................................      1
             Item 2.    Properties...................................................................     28
             Item 3.    Legal Proceedings............................................................     29
             Item 4.    Submission of Matters to a Vote of Security Holders..........................     29
PART II
             Item 5.    Market for Registrant's Common Equity and Related Stockholders Matters.......     30
             Item 6.    Selected Consolidated Financial Data.........................................     33
             Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                        Operations...................................................................     35
             Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...................     57
             Item 8.    Consolidated Financial Statements and Supplementary Data.....................     58
             Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure...................................................................     81
PART III
             Item 10.   Directors and Executive Officers of the Registrant...........................     82
             Item 11.   Executive Compensation.......................................................     82
             Item 12.   Security Ownership of Certain Beneficial Owners and Management...............     82
             Item 13.   Certain Relationships and Related Transactions...............................     82
PART IV
             Item 14.   Exhibits, Consolidated Financial Statement Schedules and Reports on
                        Form 8-K.....................................................................     83
SIGNATURES...........................................................................................     84




              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Except for any historical information, the matters we discuss in this Form 10-K concerning our company contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933, as amended. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K. Such risks and uncertainties include those set forth under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this Form 10-K. The forward-looking statements contained in this Form 10-K represent our outlook only as of the date of hereof and we assume no obligation to update the forward-looking information contained in this Form 10-K to reflect actual results or changes in the factors affecting such forward-looking information.

                                 INFORMAX, INC.

                                     PART I

ITEM 1- BUSINESS

OVERVIEW

        We are a leading global provider of bioinformatic software solutions. Bioinformatics involves the application of information technology to the analysis of genomic, proteomic and other biomolecular data. Our bioinformatic software solutions are designed to enable researchers to more efficiently search, organize, share, analyze and interpret these data that form the genetic blueprint of all organisms. As a result, our bioinformatic software solutions enable researchers to reduce the time it takes to discover and validate biological targets that may lead to new therapeutics, diagnostics or biomolecular interventions to cure or prevent disease.

        We believe that our position as a leading global provider of bioinformatic software is based upon the number of our customers, our revenues and the scope of our product offerings and distribution channels. Since introducing our Vector NTI Suite of software applications for desktop computers in 1993, we have sold our products to over 1,650 organizations worldwide, including over 650 biotechnology, pharmaceutical and agricultural biotechnology companies, and over 1,000 academic and government research institutions. Our customers include:

-       Merck & Company, Inc.,

-       Genzyme Corporation,

-       Procter & Gamble,

-       Johnson & Johnson,

-       Bristol-Myers Squibb Company,

-       Pfizer, Inc.

-       AstraZeneca UK Limited,

-       Diversa Corporation,

-       Novartis Agribusiness Biotechnology Research, Inc.,

-       Whitehead Institute for Biomedical Research,

-       Massachusetts Institute of Technology,

-       University of Tokyo, and

-       the National Institutes of Health.

        Our principal software products are our Vector NTI Suite for desktop computers and our more powerful and expensive GenoMax enterprise platform for integrated analysis of larger amounts of genomic, proteomic and other biomolecular data. Driven primarily by increased sales of Vector NTI Suite and the introduction of GenoMax in late 1998, our products and complementary services generated $17.1 million in revenues in 2000, representing a five-year compound annual growth rate of 98% and a 71% increase over 1999.

        Building on our existing market penetration, we intend to grow our business through increased software sales and add new revenue through expanded professional services, content channeling and distribution alliances, and e-commerce offerings. In August 2000, we entered into a long-term strategic relationship with Amersham Pharmacia Biotech, a subsidiary of Nycomed Amersham, to jointly develop and market an expanded version of GenoMax to provide an enterprise-wide data analysis system for pharmaceutical and biotechnology companies, for integrating and analyzing data from genomics, proteomics and drug screening production laboratories.

        In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops software and customized bioinformatic solutions. Under our agreement, we were granted a four-year, exclusive worldwide license to distribute Biomax's BioRS(TM) integration and retrieval system. BioRS is a gene sequence and biological data retrieval system that allows researchers to query and manage hundreds of biological databases simultaneously through user friendly web interfaces. The addition of BioRS is a strong complement to our existing GenoMax and Vector NTI Suite products and a key component in the development of our High-Throughput Research environment. Continuation of our exclusive distribution rights is contingent upon our satisfaction of certain minimum sales thresholds and our agreement does not restrict Biomax from distributing BioRS directly during the term of our agreement. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products.

        As of March 1, 2001, we employed 244 people, including a sales and marketing team of 73, a research and product development team of 97 and an implementation and support staff of 24.

INDUSTRY BACKGROUND

        Bioinformatics combines the fields of molecular biology and information technology. Bioinformatic software enables researchers, using automated laboratory research techniques, to efficiently search, organize, share, analyze, and interpret genomic, proteomic and other biomolecular data. Genomic and proteomic factors dictate cellular functions, susceptibility to disease, and physical characteristics. Researchers expect that analysis of such data will lead to new ways to diagnose, treat, and ultimately prevent many of the thousands of disorders that affect humans. Genomic research involving other organisms, including plants, animals, bacteria, and viruses, could yield further advances regarding human disorders, as well as improvements in agricultural production, industrial processes and environmental management.

Research is Producing a Flood of Genomic and other Biomolecular Data

        Around the world, researchers in industry, academia, and government are producing vast quantities of biomolecular data. Much of this data is related to:

- DNA sequence: the order of chemical sub-units, called nucleotide bases, that make up strands of DNA found in the cells of every living organism and which encode genetic information;

- gene variation, function and expression: the variation in specific sequences of nucleotide bases found on chromosomes, called genes, that control the presence of hereditary traits; the biological function of those sequences; and the degree to which a gene's information is translated into the production of proteins within a cell; and

- protein structure and function: the sequence of chains of amino acids, the building blocks of proteins, their 3D structures and the means by which they direct the regulation, growth and repair of cells, tissues and organs.

        Numerous emerging laboratory technologies, including biochips and microarrays, are automating and accelerating the generation of much of this data. The following examples indicate the rapid increase in available data:

        - On February 15, 2001, the journal Nature published a collection of papers containing the draft of the complete human genome sequence. This publication was the culmination of more than 20 years of work by thousands of scientists around the world.

        - On June 26, 2000, the Human Genome Project, an international collaboration of academic and government research institutes, and Celera Genomics, each pursuing the parallel goal of deciphering the human genome, jointly announced that they had assembled the world's first working draft of the entire human genetic code, consisting of approximately 3.12 billion chemical nucleotide bases.

        - GenBank, a National Institutes of Health sponsored public repository of genetic sequences of humans and over 55,000 other organisms, increased from approximately 555,000 complete sequences in 1995 to over 10.8 million complete sequences as of February 2001. GenBank's database of nucleotide bases increased from approximately 385 million bases in 1995 to over 11.7 billion bases as of February 2001.

Bioinformatic Software Efficiently Stores, Organizes and Integrates Growing Volumes of Biomolecular Data

        A central problem now facing researchers is how to store, organize and integrate complex and rapidly growing data sets. Bioinformatic software can incorporate a relational database, enabling researchers to efficiently store, organize and search proteomic and genomic data according to the properties of relevant data objects. Bioinformatic software can also provide a user-friendly interface for efficient access to numerous in-house and Internet-based databases of biomolecular information.

Bioinformatic Software Transforms  Data into Useful Knowledge

        The true value of the rapidly growing mass of genomic and proteomic data lies in the transformation of these data into advances in drug discovery and development, clinical diagnostics, agricultural production, environmental management, and industrial processes. Bioinformatic software allows researchers to incorporate proprietary and third party analytical algorithms and analysis tools to interpret and translate data into useful knowledge for application across a variety of disciplines. Bioinformatic software can also automate database queries, analyses and reporting of research results. Automated analysis is important because as biomolecular databases grow, researchers must continuously update their analyses to reflect these new data.

Bioinformatic Software Facilitates Collaboration among Researchers

        Due to the volume and complexity of biomolecular data, efficient collaboration among researchers within and across organizations is required to accelerate productivity. Within large pharmaceutical companies, related research efforts are often conducted across numerous research departments in different locations. The Human Genome Project, carried out at academic and government research institutes around the world, represents an example of inter-organizational collaboration. Internet and intranet-enabled bioinformatic software solutions such as our Vector NTI Suite, Vector Enterprise and GenoMax enterprise platform serve as an information bridge allowing researchers to share data and results, collaborate in analyses and better coordinate their efforts.

Bioinformatic Software Provides an Efficient Interface for Online Data Sources

        Currently, researchers can access over 500 public domain databases containing genomic, proteomic and other biomolecular data over the Internet. For example, the National Center for Biotechnology Information (NCBI) provides access to GenBank and its other databases through its Internet website, which is used on average by more than 140,000 users per weekday who initiate an average of over 4.0 million queries per day. In addition, commercial providers of genomic, proteomic and other biomolecular data often provide customers with access to proprietary data through the Internet. Bioinformatic software can act as a researcher's interface with diverse online databases. The Internet also enables the distribution of bioinformatic software, the use of bioinformatic software maintained on remote computers, and the online purchase of products used in laboratory experiments.

MARKET OPPORTUNITIES IN BIOINFORMATICS

The Market for Bioinformatic Software is Large and Increasing

        An August 2000 independent industry report by Front Line Strategic Management Consulting estimates the world-wide bioinformatics market, consisting of sales by providers of analytical software, enterprise systems and data, at approximately $468.0 million in 2000, growing to approximately $2.0 billion in 2005 and approximately $5.4 billion in 2010. We believe that this growth is being driven in part by organizations increasingly turning to external vendors of bioinformatic software solutions, allowing them to focus on their core research competencies. We believe that market growth for bioinformatic software solutions is driven by several factors common to all industries engaged in biological research, including:

        - the difficulty of managing and integrating the rapidly increasing volumes of available biomolecular data;

        - increased demand for productivity and cost efficiency by researchers engaging in biological discovery;

        - the advantages of making front-end technology investments to avoid costly failures later in the research and development process; and

        - the opportunity to claim valuable patent rights on biomolecular information underlying diseases, human behavior, agricultural productivity, environmental management, industrial processes, and other areas.

        We believe that our software products provide researchers with an efficient means by which to access disparate data sources and give them the tools to rapidly interpret, analyze and translate such data for application in numerous disciplines. Given the market opportunities created by the applications of genomic, proteomic and other biomolecular data, and the efficiency and productivity gains that can be achieved through the use of bioinformatic software, we believe that the market for our software solutions will continue to grow.

Target Markets for Bioinformatic Software Applications

        Bioinformatic software facilitates increased research efficiency, productivity and collaboration in the numerous disciplines that apply a data driven, genomic approach to biological discovery. In 1997, there were approximately 373,500 scientists and engineers engaged in research and development in the life sciences and related science fields, including 171,700 in commercial organizations and 201,800 in academic and government research institutions. We believe that the current and future markets for bioinformatic software products include all of the industries participating in the genomic revolution, including:

        Pharmaceutical and Biotechnology Companies. There are over 250 pharmaceutical companies and 2,500 biotechnology companies worldwide. In 1999, pharmaceutical companies are estimated to have spent approximately $20.1 billion in research and development in the United States alone. In addition, U.S. biotechnology companies are estimated to have spent approximately $9.9 billion in research and development. Current estimates suggest that over 90% of potential drug candidates fail at some point in the development process and that bringing a new drug to market costs approximately $500.0 million and requires an average of 15 years in development. In an effort to increase the number and quality of marketable drug candidates, pharmaceutical and biotechnology companies are increasingly moving away from the trial-and-error approach of conventional laboratory research to a more effective, data-intensive, genomic approach to drug discovery.

        Academic and Government Research Institutions. Academic and government research institutions, including the international institutions that make up the Human Genome Project, have been significant participants in biomolecular research and the advancement of genomics. Public spending on such research is expected to increase rapidly over the next several years. In the fall of 2000, then presidential candidate George W. Bush indicated that he supported increasing the budget of the National Institutes of Health to approximately $27.0 billion by 2003 and to continue to grow the budget at roughly 15% per year thereafter. Government funding for the National Institutes of Health increased from $13.6 billion in 1998 to an estimated $17.8 million in 2000. The National Institutes of Health budget, over 65% of which is expected to fund grants to researchers and support internal research efforts, is budgeted to be $18.8 billion in 2001.

        Agricultural, Environmental and Industrial Biotechnology Companies. Greater knowledge about plant and animal genomes may enable researchers to engineer stronger, more disease resistant plants and animals, resulting in increased farming and livestock productivity. Researchers may use such knowledge to develop more nutritious and pesticide free foods and cultivate enzymes that aid in industrial processes and environmental management. By reducing discovery and development costs, bioinformatic software may facilitate the creation and commercialization of agricultural, environmental and industrial products and technologies that might otherwise be cost prohibitive and therefore unable to gain broad market acceptance.

        Emerging Clinical Genomics Industry. Industry participants expect genomics and the study of genetic variation to play a central role in the market for clinical diagnostics and the emerging market for customized drug therapies. Through the analysis of genomic data, researchers are gaining improved understanding of disease onset and progress and are working to translate these findings into earlier-stage and more accurate diagnostic tests. In addition, researchers engaged in the emerging pharmacogenomics field are seeking to determine how the millions of tiny genetic variations among individuals impact drug response, and thereby develop a more personalized approach to medicine.

OUR SOLUTION

        In response to the challenges and market opportunities presented by the genomic revolution, we develop and deliver to our customers a portfolio of proprietary bioinformatic software products and complementary services.

        Our software products are flexible and scalable and are designed to integrate with one another. Our software products provide access to public and commercial databases and are designed to provide e-commerce connectivity with vendors of laboratory reagents for use in actual experiments. Our products are designed to be stand-alone applications or Internet-hosted applications provided through application service providers. Our current and announced product portfolio includes:

        - Vector NTI Suite, a comprehensive desktop analysis and visualization toolset for the laboratory scientist engaged in genomic and protein sequence research. Vector NTI Suite contains modules that enable researchers to store, manage, assemble and analyze biomolecular data and improve their productivity through the simulation of certain key laboratory processes. Launched in 1993, Vector NTI Suite is offered for both Microsoft Windows and Apple Macintosh operating systems. To date we have sold over 9,000 licenses for Vector NTI Suite, with more than 22,000 estimated users, to over 1,650 organizations engaged in genomic research.

        - Vector Enterprise, designed for researchers working in larger groups, or who collaborate with others on sequence analysis projects. Using a shared Oracle relational database, Vector Enterprise is an enhancement to the Vector NTI Suite that allows users to share data and results in a secure environment. We commercially released Vector Enterprise in the third quarter of 2000.

        - GenoMax, a large-scale modular, enterprise-wide data mining application that integrates multiple genomic data types and enables researchers to automate complex analysis tasks. GenoMax enables researchers to efficiently store, search, manage and analyze large amounts of biomolecular data. GenoMax facilitates research collaboration and is designed for a coordinated effort by a diverse team of scientists within or across organizations. From its launch in late 1998 through December 31, 2000, we made 26 sales of GenoMax.

        In addition to our proprietary software solutions above, we are licensed to distribute Biomax's BioRS system, a powerful biological data retrieval system that can integrate large heterogeneous public and proprietary databases. BioRS is a significant component of our platform of bioinformatics product offerings and the continuing development of our High-Throughput Research environment. Through the continued expansion and enhancement of our product offerings to meet the needs and preferences of our customers, we seek to establish our software products as the leading industry standard for bioinformatic solutions.

OUR ADVANTAGES

        We believe that our competitive strengths, including those listed below, position us to continue to be a global leader in bioinformatic software solutions:

Superior Products and a Broad Product Portfolio

        Benefiting from years of user feedback, we have tailored our product portfolio to meet the current and anticipated needs and preferences of biomolecular researchers. Our software solutions are flexible and scalable, can integrate with each other and can incorporate proprietary and third party analytical algorithms and data sets. Our products contain advanced analysis, visualization and simulation tools and reflect the natural workflow of the laboratory scientist. Our product portfolio includes Vector NTI Suite for individual researchers or groups of researchers, via our Dynamic License Server that provides numerous users concurrent access from a centralized server. Vector Enterprise provides a Vector NTI Suite user group with the additional advantages of a shared relational database. GenoMax is a modular enterprise platform that can scale to meet the needs of smaller biotechnology or academic customers as well as major pharmaceutical companies and research institutions. In addition to our software products above, we market and distribute certain complementary software products under license from Biomax Informatics AG and Media Cybernetics L.P. We believe that our broad product offering and the sophisticated and user-friendly functionality of our products give us a competitive advantage in the market for bioinformatic solutions.

Superior Bioinformatic Engineering Staff

        Software engineering for commercial-grade bioinformatic applications requires a high level of understanding of software programming, molecular biology and market requirements. Our development teams are guided by experts in molecular biology and include professional software engineers trained in computer science, statistics, mathematics and physics. Our product development staff has functional expertise in C/C++, Java, MS Windows, Apple OS, UNIX, object-oriented design, system-level programming, relational database design and development (including Oracle), graphical user interface programming, bioinformatics and molecular biology. Our product development staff has played a significant role in developing a customized data delivery platform for the NCBI's GenBank, ENTREZ and PubMed/MEDLINE online genomic databases. As of March 1, 2001, we had 97 employees dedicated primarily to research and product development.

Large Existing Customer Franchise

        We are currently a leading provider of bioinformatic software and have attained a significant level of industry acceptance for our products. Introduced in 1993, we have sold over 9,000 licenses for our Vector NTI Suite, with more than 22,000 estimated users, to over 1,650 commercial, academic and government research institutions, including almost all major pharmaceutical companies and over 500 biotechnology companies. From its introduction in late 1998 through December 31, 2000, we made 26 GenoMax sales to pharmaceutical, biotechnology, and academic customers, including DuPont, Pioneer Hi-Bred International, Inc., Genzyme Corporation, BASF AG, the Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and the University of Tokyo. Since October 1994, we have provided software development services to the NCBI at the National Institutes of Health, the leading public sector provider of primary genomic and biomolecular data.

Vector NTI Suite's Market Penetration which Creates Opportunities for New Products and Business Lines

        Our Vector NTI Suite represents an important strategic and competitive advantage, providing buyers with a lower cost means to validate the quality and utility of our software solutions. Moreover, our desktop and enterprise applications integrate with one another and allow researchers to share data and research results between the applications. We believe that connectivity between desktop and enterprise solutions and vendor familiarity are important factors in the selection of an enterprise solution. We believe that for many of our 1,650 Vector NTI Suite customers, these considerations will give GenoMax an important advantage over competing enterprise platforms. Of our 26 sales of GenoMax at December 31, 2000, 20 were to existing users of our Vector NTI Suite. We believe that we can leverage our significant Vector NTI Suite customer base to add revenues through new products and business lines, including additional professional services, content channeling and distribution alliances, and e-commerce offerings.

Superior Sales and Marketing Capabilities

        We have funded our growth primarily with internally generated cash flow. As a result, our sales and marketing team is focused on execution and committed to achieving leadership in the markets we serve. We have built a 73 person sales and marketing organization whose mission is to establish our products as the standard in the bioinformatics industry. In an effort to gain further market penetration and increase our brand awareness, we have co-marketed our products with technology leaders, including Compaq, Oracle, and Sun Microsystems. In August 2000, we entered into joint marketing and development agreements with Amersham Pharmacia Biotech, a life sciences technology company with significant sales and distribution channels. We currently maintain a staff of 24 representatives to provide software implementation and integration services and technical and customer support to our existing customer base. In an effort to ensure that our development pipeline satisfies evolving market needs and preferences, leaders from our product development, implementation and support, and sales and marketing teams regularly share customer feedback.

OUR STRATEGY

        Our goal is to become the leading provider of bioinformatic software solutions and establish our products as the effective industry standard. Elements of our strategy to achieve these goals include:

Expand Our Customer Franchise Through Sales of Vector NTI Suite

        We have expanded our Vector NTI Suite customer base to over 1,650 organizations. We intend to expand and further penetrate our existing Vector NTI Suite customer base. To execute this strategy, we intend to continue to improve our technologies and introduce advanced functionality to Vector NTI Suite. These enhancements include the addition of our new Desktop Expression module and our commercial release of Vector NTI Suite 7.0, each scheduled for the third quarter of 2001. We also intend to broaden our sales and marketing efforts and establish and expand upon our co-marketing and strategic relationships in order to expand our desktop customer base.

Build on Vector NTI Suite's Market Penetration to Establish GenoMax as the Leading Enterprise Platform

        We intend to leverage the market acceptance of Vector NTI Suite to build recognition and penetration of our GenoMax enterprise platform. Of our 26 GenoMax sales at December 31, 2000, 20 were to existing users of our Vector NTI Suite. We commercially released our Vector Enterprise product in the third quarter of 2000 and we have begun to employ a similar strategy of leveraging the existing acceptance of our Vector NTI Suite. We also intend to continue to establish strategic industry relationships that validate the effectiveness and utility of GenoMax and maximize market opportunities for our enterprise bioinformatic products.

Leverage Our Customer Base for New Business Lines

        We intend to leverage our significant customer base to add revenues through various sources including new business lines and services. These offerings include:

        Professional Services. We provide installation, integration, customization, maintenance, support and user training to our GenoMax and larger Vector NTI Suite customers on a fee for service basis. We believe that we will be able to increase market penetration and customer loyalty for our software solutions by increasing the value-added professional services that we provide to our customers. We anticipate significantly expanding our professional service efforts, particularly as they relate to contract development opportunities and value-added consulting services related to bioinformatics technology including discovery strategy services and IT implementation services.

        Channeling and Distribution Alliances. We seek to enter into alliances with selected data content and technology providers and to integrate and market their biomolecular data and specialized bioinformatic hardware along with our software products. In October 2000, we entered into a strategic relationship with Media Cybernetics L.P. to market and distribute their Gel-Pro and Array-Pro biomolecular analysis software products for distribution in connection with Vector NTI Suite or as a stand-alone product. In January 2001, we entered into a strategic relationship with Biomax Informatics AG to license and distribute their BioRS data integration and retrieval system. In March 2001, we began a seminar series to introduce our GenoMax Protein-Protein Interaction module along with Axcell's ProChart proteomic database. We are scheduled to commercially release our Protein-Protein Interaction in the second quarter of 2001.

        e-Commerce Offerings. Vector NTI Suite allows researchers to design and simulate laboratory experiments and provides researchers with recommendations for reagents, enzymes and other specific genomic material necessary to execute actual laboratory experiments. We intend to incorporate Internet hyperlinks into Vector NTI Suite that will enable users to purchase these materials directly from partnered vendors. We expect to generate transaction fees from our partnered vendors for providing them access to our user base at the point of their research decisions.

Enhance and Expand our Technology

        We intend to continue to enhance and expand our bioinformatic software products and technology to meet evolving customer needs and preferences. We intend to aggressively attract and retain additional personnel for our research and product development group including skilled software engineers, information technology professionals and experts in molecular biology. In the third quarter of 2000, we commercially released GenoMax 3.0, containing significant product enhancements, and launched our Vector Enterprise product for use in collaborative sequence analysis projects. We are scheduled to commercially release Vector NTI Suite 7.0, with enhanced database connectivity and functionality, and our Desktop Expression model in the third quarter of 2001. We are scheduled to commercially release GenoMax 3.1, our Protein-Protein Interaction module and our Genome Analysis module, each in the second quarter of 2001. We intend to pursue opportunities to develop products for new applications, including clinical diagnostics and personalized drug therapy.

Establish Strategic Relationships to Maximize our Revenues

        We intend to enter into strategic relationships with selected partners to expand our customer base and product distribution channels, including:

        - Co-Marketing Relationships. We intend to continue to establish and expand our co-marketing relationships with leading organizations in our target markets. We believe that these relationships will significantly increase global market awareness of and receptivity to our software products. We have established co-marketing relationships with technology leaders including Compaq, Oracle, and Sun Microsystems. In August 2000, we entered into joint marketing and development agreements with Amersham Pharmacia Biotech, a life sciences technology company.

        - Internet-hosted Software Delivery Alliances. We intend to provide our customers with access to our software products through Internet-hosted services. We expect that by providing our software through an application service provider's Internet-based network, we will be able to accelerate the deployment and facilitate the management of our software solutions. In January 2000, we entered into an agreement with an application service provider and, in the third quarter of 2000, we made our bioinformatic software solutions available through its Internet-based hosting network.

Engage in Acquisitions and Strategic Investments

        Where appropriate, we will pursue acquisitions and strategic investments, both domestically and internationally, to enter new markets and accelerate the development of comprehensive solutions to our customers' needs. We believe that through acquisitions and strategic investments, we may be able to add complementary technologies, products and services, and expand our customer base.

OUR PRODUCT AND SERVICE LINES
--------------------------------------------------------------------------------


                                              SOFTWARE PRODUCTS
---------------------------------------------------------------------------------------------------------------

VECTOR NTI SUITE:         suite of desktop applications designed to simulate key laboratory processes for individual scientists engaged in genomic and proteomic research
-------------------------------- ----------------------------- ------------------------------------------------
VERSION                          MODULES                       FUNCTIONS
-------------------------------- ----------------------------- ------------------------------------------------

VECTOR NTI SUITE 6.0             VECTOR NTI                    data analysis and visualization
(released Q2 2000)               BIOPLOT                       sequence analysis
                                 ALIGNX                        multiple sequence alignments
                                 CONTIGEXPRESS                 sequence fragment assembly
                                 3D MOL                        structure analysis and visualization

FUTURE VECTOR NTI SUITE MODULE   DESKTOP EXPRESSION            desktop analysis of microarray expression data
-------------------------------- ----------------------------- ------------------------------------------------

VECTOR ENTERPRISE (released Q3 2000):       incorporates a shared relational database into a network of Vector
                                            NTI Suite applications to enable real-time collaboration among multiple researchers in a secure environment
---------------------------------------------------------------------------------------------------------------

GENOMAX ENTERPRISE:              large-scale, modular, enterprise-wide data mining and analysis application
-------------------------------- ----------------------------- -----------------------------------------------
VERSIONS                         MODULES                       FUNCTIONS
-------------------------------- ----------------------------- -----------------------------------------------

GENOMAX 3.0                      SEQUENCE ANALYSIS             similarity searches, sequence alignments and
                                                               annotation


(released Q3 2000)               GENE EXPRESSION ANALYSIS      management and visualization of microarray
                                 PROTEIN 3-D STRUCTURE         data analysis and prediction of protein molecular
                                                               structure

FUTURE GENOMAX MODULES           GENOME ANALYSIS               chromosome and expressed sequenced tag (EST)
                                                               mapping

                                 PROTEIN-PROTEIN INTERACTION   analysis of protein intracellular behavior
                                 SNP ANALYSIS                  genetic variation analysis
--------------------------------------------------------------------------------------------------------------


                                               PROFESSIONAL SERVICES
--------------------------------------------------------------------------------------------------------------
SOFTWARE DEVELOPMENT             Consulting and software development services provided under contract
IMPLEMENTATION AND SUPPORT       Software installation, integration and customization for GenoMax customers
SERVICES
---------------------------------------------------------------------------------------------------------------

                                    CHANNELING AND DISTRIBUTION ALLIANCES
---------------------------------------------------------------------------------------------------------------
CONTENT CHANNELING AND           Partnerships to integrate and distribute third party data content and to
HARDWARE RESELLING               distribute specialized bioinformatic hardware with our software
---------------------------------------------------------------------------------------------------------------
e-COMMERCE PARTNERING            Partnerships to enable Vector NTI Suite customers to use hyperlinks to make online purchases of laboratory reagents, including those specified by
                                 Vector NTI Suite's decision support functions
---------------------------------------------------------------------------------------------------------------

Software Products

        Our portfolio of proprietary software products currently includes our Vector NTI Suite desktop application, our Vector Enterprise product and our GenoMax enterprise platform.

        Vector NTI Suite

        Vector NTI Suite is a comprehensive, integrated analysis and visualization software toolset for scientists working with genomic and proteomic data. We launched our first desktop application in 1993 and released Vector NTI Suite 6.0, our sixth generation desktop product, in June 2000. Vector NTI Suite consists of five modules, each of which is described below:

        - Vector NTI. Vector NTI enhances the laboratory researcher's productivity with bioinformatic tools to create, analyze, map, manage, and graphically represent biological data and simulate key laboratory processes. Vector NTI incorporates an object-oriented database for the storage and organization of DNA and protein sequence data and biomolecular materials used in the cloning of disparate DNA molecules called recombinant cloning. These recombinant cloning materials include vectors, plasmids, oligonucleotides, gel markers, and restriction enzymes, which can be organized and stored. The database can be sorted, customized, and searched according to the properties of relevant data objects. Vector NTI has the ability to design recombinants based on built-in biological knowledge and selected user preferences which accelerates the complex and time-consuming process of designing cloning experiments. By developing cloning strategies before performing actual laboratory work, users save valuable research time, reduce reagent costs, and enhance the prospects for a successful cloning experiment. Through its simulation function, Vector NTI recommends necessary protocols and reagents to complete the experiment. Vector NTI includes tools for cutting DNA sequences known as restriction enzyme analysis and for amplifying a DNA sequence called PCR primer design. Vector NTI also enables the study and induction of mutations known as mutagenesis analysis and the separation of DNA fragments and proteins called gel electrophoresis. Through Vector NTI's sophisticated graphical user interface, researchers can visualize their data and results of analysis.

        - BioPlot. BioPlot is a protein and nucleic acid sequence analysis tool that plots more than fifty different pre-defined physical and chemical protein analysis types and links them with feature maps and actual sequences. Amino acid scaling allows visualization of the distribution of the structural and chemical properties of amino acids along a molecular chain, providing clues as to the functional properties of protein regions or domains. These functional properties allow researchers to more quickly identify and understand regions of interest in molecules under study.

        - AlignX. AlignX allows researchers to create and edit multiple sequence alignments of proteins or nucleotides. The multi-pane view allows relevant domains in individual sequences to be linked, localized and compared in their alignment and in plots of similarity and sequence complexity, referred to as homology. AlignX integrates actively with Vector NTI and can read a multitude of data formats, a capability common to every module in the Vector NTI Suite.

        - ContigExpress. ContigExpress allows the user to take small, analyzed sequence fragments, either in text format or from sequencing chromatograms, the output from automated sequencing equipment, and visually assemble them together into a longer, contiguous sequence. ContigExpress further allows the user to edit the fragments directly, with the chromatograms in full view, while it tracks all the changes made. The ability to simultaneously show sequence and trace data allows the researcher to inspect the relative intensity of the sequencing chromatogram and modify the called base, if needed.

        - 3D MOL. Released as part of Vector NTI Suite 6.0, this tool enables researchers to analyze and visualize molecule structures using numerous display modes. 3D MOL enables researchers to manipulate the 3D structure of protein and DNA sequences correlated to their constituent to amino acids and nucleotide sequences. The analytical features of 3D MOL enable researchers to measure distances and angles within molecules.

        Features of Vector NTI Suite

        The benefits of our Vector NTI Suite include:

        - Integrated Software Suite. Vector NTI Suite includes a fully searchable database template that allows researchers to store and manage DNA sequences, protein molecules, enzymes, and other biomolecular data. Vector NTI Suite allows users to perform analyses involving several integrated applications and to store and move data objects between the components of the desktop suite without reformatting between applications.

        - Open Architecture. Vector NTI Suite is offered for both Windows and Macintosh operating systems and can accommodate data in numerous text formats used in the research world including FASTA, GenBank, EMBL, SWISS-PROT, GenPept and ASCII. The software can run from a single static license for one machine or with our Dynamic License Server that can allocate a pre-defined number of users running the software on a centralized server. The Dynamic License Server creates an easily scalable environment, where the number of concurrent licenses can be set according to the expected usage.

        - Research Logic System Reflects Scientists' Natural Workflow. Vector NTI Suite eliminates many of the time-consuming laboratory design and execution processes by generating protocols and suggestions for cloning strategies, PCR primers and DNA fragment assembly called oligo design, restriction fragment analysis, mutagenesis analysis, protein and DNA/RNA analyses, multiple sequence alignments, and contig assembly. Researchers are also able to use the graphical features of Vector NTI Suite to produce presentation quality materials describing the results of their research.

        - Internet Connectivity. Vector NTI Suite provides connectivity to over 20 Internet sites for searching and importing fully annotated molecules back into Vector NTI Suite for further manipulation and analysis. Vector NTI Suite can analyze these data along with data collected from internal research as well as data from other publicly available sources. Vector NTI Suite 6.0 incorporates enhanced Internet connectivity, providing users with e-commerce capability directly through our software. We intend to enter into partnering arrangements by which this feature will allow users to purchase through the Internet reagents suggested by Vector NTI Suite and other biomolecular material necessary to conduct actual laboratory experiments.

        - Transparent Data Searching. Vector NTI Suite 6.0 allows researchers to conduct BLAST homology searches and query the ENTREZ and PubMed/MEDLINE databases at the NCBI through the desktop application without the need for a web browser. BLAST is the NCBI's basic local alignment search tool and involves the use of an algorithm to search online databases to compare any newly discovered DNA or protein sequence with known sequences. The results of this algorithm, which allows the identification of regions of similarity between sequence data, can be stored and managed by Vector NTI Suite. The ENTREZ and PubMed/MEDLINE search system allows researchers to search the NCBI databases of biomolecular data and perform scientific literature searches. Results of such searches can be stored and managed by Vector NTI Suite for later use or presentation.

        - Application Facilitates Research Collaboration. Vector NTI Suite allows researchers to share and exchange data and research results from their individual databases between several installations of Vector NTI Suite. In addition, Vector NTI Suite supports special document types that can be used as "packagers" for heterogeneous data and research results. Geographically distributed users may exchange these documents and use Vector NTI Suite's graphical viewers to visualize each other's research results.

        Vector NTI Suite 7.0

        Vector NTI Suite 7.0, our seventh generation desktop product scheduled for commercial release in the third quarter of 2001 will include enhanced functions for sequence importing, searching and display. The ContigExpress module will include a new, faster assembly algorithm along with improved editing and viewing capabilities. Vector NTI Suite 7.0 also incorporates our response to scientists and users requiring enhanced polymerase chain reaction functionality.

        In addition, we will be launching our desktop expression analysis package in the third quarter of 2001. The software brings the power of the GenoMax Gene Expression Analysis module, with key enhancements, to the desktop user and laboratory biologist.

        Vector Enterprise

        Our Vector Enterprise database software is designed for biologists working in larger research groups, or those who need to work collaboratively with others on sequence analysis projects. Vector Enterprise is an enhancement to the basic Vector NTI Suite and relies on a shared Oracle relational database to store user data and results. This product is coupled with the desktop database already present in the Vector NTI Suite and permits multi-user access and data sharing across entire companies or organizations by all researchers using Vector NTI Suite, with secure data storage and analysis. We commercially released the first version of Vector Enterprise in the third quarter of 2000.

        GenoMax Enterprise Solutions

        GenoMax is a large-scale, enterprise-wide, data mining and analysis solution that enables research organizations to manage and analyze large amounts of genomic and proteomic data from disparate sources.

GenoMax incorporates proprietary and third party analytical tools that perform complex integrated analyses across multiple experiment types that are not possible on desktop programs. GenoMax relies upon our user-friendly, Java-based Research Logic interface system and maintains an open architecture that allows new tools and proprietary algorithms to be incorporated into the GenoMax framework. The GenoMax architecture supports access to the system through Intranet, wide area network or dedicated Internet connectivity, while preserving data security and integrity. GenoMax enables multiple users to collaborate in the design and execution of research ranging from molecule analysis and annotation to complex bioinformatic algorithms. The combination of a collaborative environment and sophisticated data-mining and management capabilities makes GenoMax an effective tool for coordinated genomics research and an efficient tool for determining targets for further expenditure of research efforts and resources.

        GenoMax was originally launched under the brand name Software Solution for Bio-Medicine in September 1998. GenoMax 3.0, which was commercially released in the third quarter of 2000, includes a gene sequence analysis module with functionality including database similarity searches, multiple sequence alignments, sequence annotation and visualization, and restriction enzyme analysis. GenoMax 3.0 also includes enhancements such as fully distributed computing for analyses, data management and storage in order to achieve improved scalability and to fully utilize a client's existing computing infrastructure.

        GenoMax Enterprise Solutions Modules

        The following describes modules that are included in GenoMax 3.0 as well those modules that are currently in development and expected to be included in future versions of our GenoMax enterprise solution:

        - Sequence Analysis: for database similarity searches including BLAST and FASTA, multiple sequence alignments, sequence annotation and visualization, restriction enzyme analysis, automated search agents and proprietary sequence comparison tools. This module is available as part of GenoMax 3.0.

        - Gene Expression Analysis: for management, analysis and visualization of microarray data. This module is available as part of GenoMax 3.0.

        - Protein 3D Structure: for prediction and analysis of tertiary structures of proteins including molecular structure. This module is available as part of GenoMax 3.0.

        - Genome Analysis: for visualization and analysis of chromosome maps and mapping of expressed sequence tag (EST) clusters, transcripts, and genomic sequences. This module is currently in development and is scheduled for commercial release in the second quarter of 2001.

        - Protein-Protein Interactions: for analysis of protein intracellular behavior. This module is currently in development and is scheduled for commercial release in the second quarter of 2001.

        - Single Nucleotide Polymorphism (SNP) Analysis: designed to manage rapidly growing volumes of data on these tiny genetic variations, this module is a key analysis tool for research in pharmacogenomics. This module is currently in development.

        Features of GenoMax

        The features of our GenoMax enterprise solution include:

        - Collaboration-Oriented Architecture. GenoMax is a client-server software solution that allows collaboration within and across organizations. Multiple users may simultaneously search and analyze large quantities of data and share their results. Computationally intensive algorithms run on the server side, while the results are delivered on the client side through an intuitive Java-based graphical user interface, enabling real-time feedback with the central server, other users, and with third parties. GenoMax secures research analyses behind a corporate firewall and incorporates a flexible hierarchy of user rights, giving managers control of research projects and permitting administrators to customize their security needs by adding and deleting authorized users as necessary.

        - Large-Scale Data Processing High Throughput Research. GenoMax is designed to accommodate the needs of research institutions that analyze large amounts of genomic, proteomic and biomolecular data from multiple sources. The Oracle relational database system that is integrated into GenoMax automatically updates databases from public and subscription sources and includes alert mechanisms that notify users when new data has been imported. Data can be accessed and analyzed by researchers manually or automatically through GenoMax's High Throughput Research system that allows researchers to create sophisticated analysis protocols and apply them to process data on a 24-hour basis.

        - Flexible Bioinformatic Framework. GenoMax supports a wide range of data-mining algorithms, including BLAST, FASTA, HMM, flexible pattern search, ORF analysis, and homology blocks search. GenoMax's architecture is open, scalable, secure, and easily extended so that our customers may incorporate client-developed and publicly available algorithms and solutions. To enhance efficiency, GenoMax includes data management tools for organized storage and analysis and employs results filtering to select the most useful results according to user specifications.

        - Advanced Data Integration Capabilities. The Biomax BioRS system integrates data from a variety of large, heterogeneous public and proprietary databases irrespective of their original formats. The system enables researchers to manage and query hundreds of biological databases through a user friendly web interface. Our distribution of BioRS adds this important database cross linking ability to our enterprise bioinformatics solution, GenoMax, extending its data integration capabilities. GenoMax and BioRS can be integrated so that search query results from BioRS can be imported into GenoMax for analysis. We distribute Biomax's BioRS system under the terms of our exclusive, four year worldwide license more fully described below.

        GenoMax 3.1

        GenoMax 3.1 is an enhanced version to our GenoMax 3.0 release that integrates new modules for Genome Analysis (scheduled for commercial release in the second quarter of 2001) and Protein-Protein Interaction (scheduled for commercial release in the second quarter of 2001), with a feature upgraded version of our core product. The Genome Analysis module enables researchers to organize, cluster and map genomic sequence information, including the data generated by the Human Genome Project used by researchers worldwide. The Protein-Protein Interaction module analyzes interaction between proteins allowing one to elucidate the protein pathways that underlie disease processes. The first version of this module is intended particularly to allow users to exploit the ProChart database product, co-developed by our company and AxCell.

Professional Services

        Software Development. As part of our growth strategy, we have developed, and intend to expand, our partnerships with genomic content providers. These relationships provide us with additional revenue opportunities, and broaden, validate, and reinforce our bioinformatic capabilities and brand recognition. Since October 1994, we have provided software development services to the NCBI, a division of the National Library of Medicine at the National Institutes of Health. NCBI maintains the world's largest public databases of genomic and other biomolecular data, which are available via the Internet to all participants engaged in genetic and biological research. We have played a significant role in the development of the public content delivery interfaces for the NCBI's databases, including GenBank, ENTREZ, and PubMed/MEDLINE. Our relationship with NCBI allows us to work with the world's largest public genomic and biomolecular databases, covering diverse sets of information. NCBI contracts for these services through intermediaries for whom InforMax is a subcontractor. These government contracts may be terminated on the behalf of the NCBI at any time.

        Implementation and Support Services. Our implementation and support services group provides installation, integration, customization, and maintenance support to our customers. We provide professional services on a fee for service basis for our GenoMax and larger Vector NTI Suite customers. Our implementation and support group includes professionals experienced in implementing our software in conjunction with systems manufactured by leading technology companies including Compaq, Oracle, and Sun Microsystems. We respond to requests for customer support through numerous channels. Our service group also provides training and educational programs to researchers using our products. We intend to significantly expand the efforts of these professional services as they relate to contract development opportunities and value-added consulting services related to bioinformatics technology.

Channeling and Distribution Alliances.

        Channeling Relationships. We have entered into and intend to continue, where appropriate, to seek distribution or reselling agreements with various software and biomolecular data content providers to sell subscriptions to their data sets to our GenoMax and Vector NTI Suite customers. These alliances leverage our market presence and use our software as an integration and analysis tool for the data content of our partners.

        Through such arrangements, we seek to share in ongoing subscription content revenues and receive a portion of milestone payments and royalties resulting from end-user discoveries derived from this content. No significant revenues related to these alliances were generated in 2000. To date, we have entered into alliances with the following organizations:

        - AxCell Biosciences Corporation. In August 1999, we entered into an agreement with AxCell Biosciences, a wholly owned subsidiary of Cytogen Corporation, to market AxCell's proprietary protein-protein interaction database, ProChart, with our GenoMax enterprise product. AxCell is a leader in the production of protein-protein interaction data. Under this agreement, we will develop and market, on a subscription basis, a Protein-Protein Interaction module that integrates AxCell's proprietary protein databases with our GenoMax enterprise platform, including data from the WW Domain, the first human protein family to be mapped successfully. Under this agreement, we will receive a portion of subscription revenues, and in some cases milestone payments and royalties associated with discoveries based on data delivered via our content platform. Our Protein-Protein

           Interaction module, which will initially be used primarily to enable use of the ProChart database, is scheduled to be commercially released in the second quarter of 2001.


        - Structural Bioinformatics. In August 2000, we entered into an agreement with Structural Bioinformatics, to market their proprietary three-dimensional protein structure database with our GenoMax enterprise product. Structural Bioinformatics is a leader in the production of three-dimensional protein structure data. Under this agreement, we will develop and market, on a subscription basis, a product that couples Structural Bioinformatics' three-dimensional protein structure databases with our GenoMax enterprise platform. As resellers of this data, we will receive a portion of subscription revenues.

        - Biomax Informatics AG. In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops software and customized bioinformatic solutions. Under our agreement, we were granted a four-year, exclusive worldwide license to distribute Biomax's BioRS(TM) integration and retrieval system. BioRS is a gene sequence and biological data retrieval system that allows researchers to query and manage hundreds of biological databases simultaneously through user friendly web interfaces. BioRS serves as an efficient tool for integrating and retrieving genomic data available from disparate sources and is a strong complement to our existing GenoMax and Vector NTI Suite products as well as the development of our High-Throughput Research environment. Biomax is paid a fixed fee for each BioRS license sold. Continuation of our exclusive distribution right is contingent upon our satisfaction of certain minimum sales thresholds and our agreement does not restrict Biomax from distributing BioRS directly during the term of our agreement. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products.

        - Media Cybernetics L.P. In October 2000, we entered into an agreement with Media Cybernetics, a leading scientific image informatics software provider. Under this agreement, we were granted a two-year worldwide license to sell and distribute their Gel-Pro and Array-Pro analysis tools. Gel-Pro enables acquisition, analysis and reporting for electrophoretic images and complements the functions of our Vector NTI Suite. Array-Pro allows, acquisition, analysis and reporting of gene expression data from microarrays, and will provided a key link between gene expression experiments , visualization and analysis using GenoMax. Under our agreement, we are permitted to distribute these software solutions in connection with our Vector NTI Suite or on a stand-alone basis. In January 2001, we began selling the Media Cybernetics products through our Vector NTI Suite sales team.

        Hardware Reselling Alliance. We believe that we can further leverage our market presence and increase our product offerings to our customers by entering into distribution and reselling agreements with selected bioinformatic hardware companies. As part of our continuing assessment of potential strategic collaboration and relationship opportunities, we may enter into alliances with leading providers of bioinformatic hardware complementary to the functionality our software solutions in an effort to increase our product offerings and revenue opportunities.

        e-Commerce Opportunities. Researchers use our Vector NTI Suite to design and simulate laboratory experiments. Vector NTI Suite provides researchers with specific experimental protocols and recommendations for reagents, enzymes, and other specific genomic material necessary to execute actual laboratory experiments.

To extend this functionality, we intend to incorporate Internet hyperlinks into our Vector NTI Suite product to enable users to purchase genomic products and materials relevant to their research directly from online, partnered reagent vendors. We expect to generate transaction fees from partnered vendors for providing them access to our user base at the point of their research decisions.

        In September 2000, we entered into an agreement with Incyte Genomics, Inc., a manufacturer and provider of genomic and other biomolecular databases. Under our agreement we will incorporate hyperlinks into Vector NTI Suite that will direct researchers to Incyte's website. These hyperlinks are intended to allow researchers to register with Incyte and to purchase access to certain of its genomic databases that can be used with the searching and analysis functions of our Vector NTI Suite. These hyperlinks will also enable researchers to purchase reagents from Incyte for their laboratory research.

        Under this agreement, we will receive a portion of the net revenues associated with sales of Incyte's database and reagent products and a fee based on the number of registrations with Incyte, each as generated through the hyperlinks to be contained in Vector NTI Suite.

CUSTOMERS

        We license our desktop software solutions to pharmaceutical, biotechnology and agricultural biotechnology companies, academic and government research institutions, and individual researchers. We have sold over 9,000 licenses to our Vector NTI Suite, with more than 22,000 estimated users, to over 1,650 organizations, including over 650 pharmaceutical, biotechnology and agricultural biotechnology companies and 1,000 academic and government research institutions. From its introduction in late 1998 through December 31, 2000, we made 26 sales of GenoMax. Our major customers include:



        Pharmaceutical and Agricultural Biotechnology Companies


       -       AstraZeneca UK Limited                      -       Johnson & Johnson

       -       E.I. du Pont de Nemours and Company         -       Eli Lilly and Company

       -       Pioneer Hi-Bred International, Inc.         -       Bristol-Myers Squibb Company

       -       Aventis Pharmaceuticals, Inc.               -       Merck & Company, Inc.

       -       Hoechst Marion Roussel                      -       Novartis Agribusiness Biotechnology
                                                                   Research, Inc.
       -       Procter & Gamble

       -       BASF AG                                     -       Pfizer, Inc.

        Biotechnology Companies
       -       Amgen Inc.                                  -       Aurora Biosciences Corporation

       -       Biofrontera Pharmaceuticals GmbH            -       Diversa Corporation

       -       Genzyme Corporation                         -       Microbia Incorporated


        Academic and Government Research Institutions
       -       Katholieke Universiteit Leuven               -       Washington University in St. Louis

       -       National Institutes of Health                -       Laboratory (EMBL)

       -       University of Pennsylvania                   -       Massachusetts Institute of Technology

       -       European Molecular Biology                   -       University of Tokyo

       -       The Whitehead Institute for Biomedical
               Research

MARKETING AND SALES

        Our marketing and sales force consists of 73 employees. Our marketing team uses a variety of strategies to increase brand recognition for our products and reach a broader base of potential customers for our bioinformatic software solutions. In addition, the efforts of our service and implementation group to educate, convert, and train researchers on our enterprise and desktop products support our marketing efforts.

        Our sales force is divided into revenue teams assigned to specific territories. Each territory is headed by an experienced regional sales vice president and includes a team dedicated to direct sales efforts for our GenoMax enterprise software solutions. GenoMax enterprise sales involve a significantly longer and more complex sales cycle than our desktop applications, often involving many levels of procurement and purchasing decisions by a customer organization.

        Each revenue team also includes a tele-sales team focused on sales of our Vector NTI Suite of desktop applications. Historical experience shows the typical sales cycle to be 30 to 90 days from an indication of interest to a purchase order. In addition, Vector NTI Suite consists of a number of component modules, which allows us to market to new users at a low initial price and sell additional modules later. We also offer flexible licensing alternatives that allow us to price consistently across customer organizations of different sizes.

CO-MARKETING ALLIANCES

        In connection with our sales and marketing efforts, we seek to establish strategic alliances and co-marketing relationships to accelerate market penetration of our bioinformatic software. We believe that purchasers of bioinformatic software often look to market leaders in technology to keep them abreast of possible emerging industry standards. We also believe that customers often select technology leaders because of a perception that there is a reduced risk in making a technology commitment. We have established relationships with the following leaders in the technology industry:

        - Compaq. We jointly market our software products with Compaq technology and benefit from a financing arrangement in which Compaq leases computer hardware that is coupled together with our software to its customers. This turnkey approach reduces financial barriers, and streamlines the installation of our enterprise software solutions by pre-loading it onto Compaq servers. Compaq also has agreed to feature our GenoMax enterprise software in its Center for Excellence in Bioinformatics, one of its technology demonstration sites targeted to the biotechnology industry. In June 2000, we jointly conducted a nine-city seminar series with Compaq on enhanced biological data mining and integrated genomic analysis. A six-city seminar series was launched with Compaq and AxCell Biosciences in March 2001.

           - Oracle. We jointly market our software products with Oracle databases and cooperate in the re-selling of Oracle database technology. We are also working with Oracle to streamline the installation of our enterprise software solutions and maximize the functionality and cooperative features of our technologies.

           - Sun Microsystems. We jointly market our software products in connection with the sale of Sun Microsystems servers to industry participants. Sun also has agreed to install our GenoMax enterprise platform in one of its key technology demonstration sites. In October 2000, we jointly conducted a seven-city seminar series on data mining and integrated genomic analysis.

        Web-based Provision of Bioinformatic Software Applications. In January 2000, we entered into an alliance with an application service provider specializing in Internet-hosted research informatics solutions for the biopharmaceutical market, to offer our GenoMax and Vector NTI Suite software solutions as Web-based, hosted applications. We made our bioinformatic software solutions available through this Internet-hosted method in the third quarter of 2000.

STRATEGIC COLLABORATION WITH AMERSHAM PHARMACIA BIOTECH

        In August 2000, we entered into a 20-year strategic relationship with Amersham Pharmacia Biotech under which we will jointly develop and market an expanded version of GenoMax to provide an enterprise-wide data analysis system for pharmaceutical and biotechnology companies for integrating and analyzing data from genomics, proteomics and drug screening production laboratories. The primary use of the data analysis system is to enable pharmaceutical and biotechnology companies to accelerate and lower the cost of development of new drugs and therapies. Under the agreement establishing this relationship, we will jointly own, with Amersham, the jointly developed code for the data analysis system and all related intellectual property rights. In connection with this relationship, we have granted a license to Amersham for its internal use of our GenoMax software, as part of the data analysis system.

        Under the agreement, we will receive a portion of the revenues resulting from the sale, license or maintenance fees associated with the jointly developed data analysis system. We will receive 60% of the license and maintenance fees for every license of the data analysis system to a life science or biotechnology company whose principal place of business is outside of the United States, Canada and Western Europe, or any such company whose principal place of business is in the United States, Canada or Western Europe and had revenues among the top fifty life science and biotech companies for the last calendar year (the "Life Sciences Market"). We will receive 80% of the license and maintenance fees for every license of the data analysis system to a life science or biotechnology company whose principal place of business is in the United States, Canada and Western Europe that did not have revenues among the top fifty life science and biotech companies for the last calendar year (the "Biotech Market"). In the event that, in connection with the marketing of the jointly developed data analysis system, a customer elects to purchase our software on a standalone basis and not as part of the data analysis system, we will pay Amersham a one-time fee equal to 10% or 15% of the license fee for our software depending upon whether the customer is in the Biotech Market or the Life Sciences Market. We will recognize revenues from the sale of our standalone products that result from joint marketing of the data analysis system on a gross basis equal to the license fee of our software and will record the one-time fee equal to 10% or 15% of the license fee as a cost of sale. Amersham will also pay us a portion of any recurring annual maintenance fees for the relevant markets above equal to the percentages described above.

        The agreement prohibits either party from contacting a customer that was initially approached to market the data analysis system for the purpose of selling one of its standalone products or services, until the earlier of the date such customer states that it is not interested in licensing the data analysis system or a date six months from the initial presentation of the data analysis system to such customer.

        We have agreed to use commercially reasonable efforts to develop the data analysis system in accordance with mutually agreed upon specifications. If we do not use commercially reasonable efforts to develop the data analysis system, Amersham can terminate the agreement. The agreement can also be terminated prior to the end of the term by mutual agreement of the parties or by one party upon a breach by the other party.

        In connection with this strategic relationship, Amersham purchased 950,747 shares of our Series B preferred stock for aggregate proceeds to us of $10.0 million in cash. These shares converted into 1,587,747 shares of our common stock upon the closing of our initial public offering in October 2000.

RESEARCH AND DEVELOPMENT

        Recruiting and retaining skilled personnel for our research and product development group is a critical component of our current and future competitive success. As of December 31, 2000, we had 97 employees dedicated primarily to research and product development. Our research and development team consists of applications and systems programmers, database administrators, and bioinformatics designers, numerous of which have experience in both computer science and molecular biology. To date, we have not encountered any significant turnover in our research and product development group, and we believe that our products and services have benefited from this level of continuity. Our research and development expenditures in 1998, 1999 and 2000 were $1.2 million, $2.6 million and $5.3 million, respectively.

        Our research and product development group possesses core competencies in C/C++, Java, MS Windows, Apple OS, UNIX, object-oriented design, system-level programming, relational database design and development, including Oracle, graphical user interface programming, bioinformatics, and molecular biology. Our team has a significant level of aptitude in working with a wide array of biomolecular data, including DNA and protein sequences and structures, gene expression, genetic maps, protein-protein interaction, and SNPs. We continue to enhance our existing products in an effort to expand their functionality and utility, including the commercial release of Vector NTI Suite 7.0, scheduled for commercial release in the third quarter of 2001, and GenoMax 3.1, scheduled for the second quarter of 2001. Our research and product development team seeks to develop new products that use computational methods to further understand biological processes and enable users of genomic data to realize efficiency and productivity gains.

COMPETITION

        We believe that the principal competitive factors in the evolving bioinformatic software industry include:

        -       functionality and ease of use of software products;

        - rapid incorporation of technological and biomolecular innovations;

        -       product flexibility, scalability, and integration;

        - level of customer service, product implementation, and support functions;

        -       existing market penetration and brand awareness;

        -       alliances with strategic partners and technology market leaders;
                and

        -       competitive pricing.

        We face, or expect to face, competition for market leadership from industry participants, including:

        -       third party commercial software vendors;

        -       bioinformatic developers; and

        - internal bioinformatics departments of some of our customers and potential customers.


        We believe that we compete most often with LION biosciences, Rosetta Inpharmatics, NetGenics, Compugen, Genomica, DNA Star, DoubleTwist and GCG, a unit of Pharmacopeia acquired from Oxford Molecular. We intend to compete with such organizations on the basis of scope of products and services, functionality of products, quality of service, strength of organization and support and training.

        We believe that in response to existing and future market opportunities, there is a strong likelihood of additional market participants. Many of our current and potential competitors have longer operating histories, stronger name recognition, and significantly greater financial, technical, and marketing resources than we do. As a result of these advantages, these competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology.

INTELLECTUAL PROPERTY

        We believe that the proprietary protection of our bioinformatic software products is critical to the success of our business and our ability to compete effectively. We rely upon a combination of trade secret, patent, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions to protect our proprietary rights in our products, technology, and processes. In January 2000, Dr. Vadim Babenko, formerly our Chief Technology Officer, assigned to us an application for a United States patent directed to InforMax's approach to integrated access to biomedical resources. Dr. Babenko has previously assigned to us two copyrights relating to our Vector NTI Suite of desktop applications. To date, we have been issued U.S. trademark registrations for the marks InforMax (word mark), InforMax and Double Helix Design, Vector NTI, AlignX, BioPlot, ContigExpress and SSBM. We have filed trademark applications in the U.S. for the marks GenoMax, InforMax, HTR, HTR Partners Program, High-Throughput Research and Software Solution for Bio-Medicine. We have been issued Community Trademark ("CTM") registrations in the European Union for AlignX (Stylized), BioPlot (Stylized), ContigExpress (Stylized), Software Solution for Bio-Medicine (SSBM) (Stylized) and Vector NTI Suite (Stylized). We have pledged our trademarks to PNC Bank, National Association as a security for the facilities under our loan agreement.

        An opposition has been filed against our pending application for INFORMAX for computer software by Informix Software, Inc. This opposition was filed on October 26, 2000 and Informix believes that our pending application is likely to be confused with its registrations for the marks "INFORMIX". An extension of our time to answer has been granted and we are working to settle this matter with Informix.

        Additional trademark registrations in France for the marks Align.X, Vector.NTI, Software Solution For Bio-Medicine, BioSuite, Informodus, and Seqen-I have been assigned to us by our wholly-owned French subsidiary.

        We believe that the source code for our proprietary software solutions is protected under applicable copyright and trade secret law in the United States. Comparable and effective copyright and trade secret protection may not be available in each country where we distribute our products.

        We regularly enter into confidentiality agreements with our employees, consultants, and strategic partners and generally seek to control access to and distribution of our software, documentation, and other proprietary information. We may nonetheless be subject to unauthorized access to, and use of, our software products. In addition, third parties may be able to develop technology substantially similar to our existing and future software solutions. These events could materially affect our business, financial condition and results of operations.

EMPLOYEES

        As of March 1, 2001, we had 244 full-time employees, including 97 employees primarily engaged in research and product development, 73 in sales and marketing and 24 in implementation and support. We believe that our future success will depend in part on our continued ability to attract and retain qualified personnel. Competition for these personnel is intense, and there can be no assurance that we will be successful in attracting or retaining these personnel in the future. None of our employees is currently represented under a collective bargaining agreement, and we consider relations with our employees to be good.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table presents information about each of our executive officers, key employees and directors.

                  NAME                       AGE                    POSITION(s) WITH COMPANY
---------------------------------          ------    ------------------------------------------------------
Alexander V. Titomirov, Ph.D. (1)              41    Chairman of the Board of Directors and Chief Executive
                                                     Officer
James E. Bernstein, M.D. (1)                   62    Director and President
John M. Green                                  49    Chief Financial Officer, Sr. Vice President, Finance
                                                     and Administration
Timothy D. Sullivan                            41    Sr. Vice President, Marketing and Sales
Stephen E. Lincoln                             36    Sr. Vice President of Product Development
Richard Melzer                                 45    Vice President, Global Sales
Peter Covitz, Ph.D.                            36    Vice President, Professional Services
Hooks Johnston (1)(2)(3)                       38    Director
Harry D'Andrea (1)(2)(3)                       44    Director
Andrew Whiteley (1)                            42    Director
Wei-Wu He, Ph.D. (1)(2)                        35    Director

(1) Directors hold staggered three year terms of office, expiring as follows:
    Mr. D'Andrea and Dr. He in 2001; Dr. Bernstein and Mr. Johnston in 2002; and Dr. Titomirov and Mr. Whiteley in 2003.

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

        ALEXANDER V. TITOMIROV, PH.D., is the founder of InforMax and has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in 1990. Dr. Titomirov also served as our President from our inception until December 2000. Dr. Titomirov is also the Chairman of the Board of Directors of Pluvita Corporation (formerly RealTimeHealth.com, Inc.), a development stage company monitoring genetic profiles over the Internet. Prior to founding InforMax, Dr. Titomirov participated in research on the developmentally regulated expression of mammalian cells for gene targeting at the Laboratory of Mammalian Genes and Development at the National Institutes of Health. Upon his arrival in the United States in 1989, Dr. Titomirov served as a visiting scientist at the Department of Microbiology at Columbia University. While in the former Soviet Union, Dr. Titomirov served as Group Leader of a research team in the field of DNA transfer technology at the Institute of Molecular Biology in Moscow, and served as Head of Theoretical Seminars at the Laboratory of Functional Morphology of Chromosomes. Dr. Titomirov has also served as a member of the Grant Committee of the Russian Academy of Sciences and an instructor at the Moscow Physical Technical Institute. Dr. Titomirov earned his Ph.D. in Molecular Genetics in 1986 from the Institute of Cytology, Russian Academy of Sciences in St. Petersburg, Russia, and his M.S. in Molecular Genetics in 1982 from St. Petersburg State University.

        JAMES BERNSTEIN, M.D., has served as a director since our inception and as our President since December 2000. Dr. Bernstein previously served as our Chief Operating Officer and Executive Vice President of Strategic Development from 1998 to December 2000. Dr. Bernstein is a founder and director of Age Wave, L.L.C., a holding company that develops businesses driven by population aging, and Chairman of Age Wave Impact, Inc., a relationship marketing company focusing on the 50+ population. From 1995 to 1997, Dr. Bernstein served as a consultant at Age Wave, L.L.C. From 1989 to 1994, Dr. Bernstein was engaged in the development of a private company for the distribution of pharmaceuticals and over-the-counter medicines in the former Soviet Union. Dr. Bernstein is a founder and former Chief Executive Officer of General Health, Inc., an information publishing company in the field of health risk assessment and management. Dr. Bernstein has served as a special consultant to the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH) with a focus on disease prevention, control and physician education. Prior to his tenure at NIH, he was a Deputy Director of the Georgetown University Health Policy Center. From 1972 to 1974, Dr. Bernstein headed the office of the Chairman of the Board of Supervisors of San Diego County, California. Prior to his government service, Dr. Bernstein was a research associate and Assistant to the President of the Salk Institute. Dr. Bernstein received his M.D. in 1964 from Cornell University Medical College and his Bachelor's degree in 1960 from Harvard University.

        JOHN M. GREEN has served as our Chief Financial Officer and Senior Vice President of Finance and Administration since March 2001. Prior to joining InforMax, Mr. Green was Executive Vice President, Operations, North America for HMSHost Corporation (formerly Host Marriott Services Corporation), the world's largest food, beverage, and retail merchandise concessionaire, where he was responsible for field finance and human resource functions as well as the company's senior operations team from 1998 to 2000. Mr. Green was previously Senior Vice President, Finance - Lodging, for Marriott International, Inc. from 1997 to 1998. Prior to his tenure at HMS Host Corporation, Mr. Green was Executive Vice President and Chief Operating Officer of PGI, Inc., a provider of business communications and event management services, where he led operations, business development, finance and human resource functions from 1996 to 1997. Mr. Green previously held senior financial management positions with Marriott International, Inc., including Senior Vice President and Corporate Controller, where he led the company's strategic and financial planning, analysis and budget processes from 1991 to 1996. In addition, Mr. Green has held senior management positions with PepsiCo, Inc., including Director, Business/Corporate Planning and Chief Financial Officer for beverage operations in Germany, Switzerland and Austria. Mr. Green received a master of science degree in Economics from The London School of Economics in 1975 and a Bachelor of Arts degree in Political Science/International Relations from Tufts University in 1973.

        TIMOTHY D. SULLIVAN has served as our Senior Vice President of Marketing and Sales since January 1999. Prior to joining InforMax, Mr. Sullivan held positions in product management, alliance management, and major accounts management at Manugistics, Inc., a supply-chain decision support software vendor, from 1995 to 1999. Prior to his tenure at Manugistics, Mr. Sullivan served as product manager at TSI Software International, an electronic commerce vendor, from 1993 to 1995. Mr. Sullivan previously served as a management consultant with Andersen Consulting and Booz-Allen & Hamilton. Prior to entering the private sector in 1988, Mr. Sullivan was a Platoon Commander in the United States Marine Corps. He received an M.B.A. in Marketing in 1992 and a Bachelor's degree in Classics in 1984, each from Columbia University.

        STEPHEN E. LINCOLN has served as our Senior Vice President of Product Development since March 2001, and served as our Senior Vice President of Life Science Informatics from October 2000 to March 2001. Mr. Lincoln coordinates our strategic and corporate product development. Prior to joining InforMax, Mr. Lincoln served as Vice President of Bioinformatics Research and Development at Incyte Genomics from 1995 to 2000. From 1993 to 1995, Mr. Lincoln directed bioinformatics efforts supporting SNP genotyping at Molecular Tool, Inc. (now Orchid BioSciences, Inc.). In 1993, Mr. Lincoln was a visiting scientist at the Cold Spring Harbor Laboratory. From 1986 to 1993, Mr. Lincoln was a scientist working with Dr. Eric Lander at the Whitehead Institute at the Massachusetts Institute of Technology and was a founding member of the MIT/Whitehead Genome Center. Mr. Lincoln received a Bachelor's degree in computer science from MIT in 1986.

        RICHARD MELZER has served as our Vice President of Global Sales since January 2000. Mr. Melzer previously served as our enterprise account manager from April 1999 to December 1999. Prior to joining InforMax, Mr. Melzer served as a senior account manager for Manugistics, Inc., a supply-chain decision support vendor, from April 1994 to March 1999. From April 1984 to March 1994, Mr. Melzer served in a number of positions including Vice President and Managing Director of European, Middle Eastern and African operations and Vice President of Sales and Operations for DISC, Inc., a NYNEX Company that sold application software to major banks, corporations and insurance companies. Mr. Melzer received Bachelor's degrees in International Relations and Multinational Enterprise from the Wharton School of the University of Pennsylvania in 1978.

        PETER COVITZ, PH.D., has served as our Vice President of Professional Services since August 2000 and previously served as our Director of Implementation and Support Services since September 1999. Dr. Covitz coordinates our software integration, customization, maintenance, support and training efforts. Prior to joining InforMax, Dr. Covitz led the microarray gene expression software team at Molecular Applications Group, a bioinformatic software company, from September 1998 to August 1999. From March 1997 to August 1998, Dr. Covitz served as a senior product scientist for Incyte Pharmaceuticals, Inc. where he worked with the development of a classification system for their sequence databases. Dr. Covitz received a Ph.D. in Microbiology from Columbia University in 1993 and a Bachelor's degree in Biology from Colgate University in 1986.

        HOOKS JOHNSTON has served as a director since June 1999. Mr. Johnston has been Managing Director of FBR Technology Venture Partners, a venture capital investment firm, since December 1998. From November 1997 to December 1998, Mr. Johnston served as the President of Descartes Systems Group, a leading supply chain software company, which he assisted in taking public in early 1998. From September 1995 to November 1997, Mr. Johnston served as the President and Chief Executive Officer of Roadshow International, Inc., a transportation software company that was acquired by Descartes. From August 1993 to September 1995, Mr. Johnston was the Chief Operating Officer of ALG, Inc., a design, pre-press and web development services company. Mr. Johnston currently serves on the boards of directors of Intranets.com, Inc., MarketSwitch

Corporation, B2Emarkets, Inc., Shop2u, Inc., Radiowave.com, Inc., Collaborex, Inc., Global Logistics Technologies, Inc. and Shelflink, Inc. Mr. Johnston received an M.B.A. from Harvard Business School in 1988, and a Bachelor of Science degree in Applied Mathematics and Economics from Brown University in 1984.

        HARRY D'ANDREA has served as a director since June 1999. Mr. D'Andrea has been the Chief Financial Officer of Advanced Switching Communications, Inc., a telecommunications equipment provider, since June 1999. From August 1998 to June 1999, Mr. D'Andrea served as Chief Financial Officer of Call Technologies, Inc., a telecommunications software provider. From June 1997 to July 1998, Mr. D'Andrea served as Chief Financial Officer of Yurie Systems, Inc., a provider of networking and telecommunications equipment. In 1996, Mr. D'Andrea served as Chief Financial Officer of American Communications Services, Inc., now e.spire Communications, Inc., a telecommunications service provider. Prior to that Mr. D'Andrea served as Executive Vice President, Chief Financial Officer and Treasurer of Caterair International Corporation, a provider of catering services for commercial airlines. Mr. D'Andrea currently serves on the Board of Directors of Coagulation Diagnostics, Inc. and ECUTEL, Inc. Mr. D'Andrea received an M.B.A. in Finance from Drexel University in 1980 and a Bachelor's degree in Foreign Service from The Pennsylvania State University in 1978.

        ANDREW WHITELEY has served as a director since August 2000. Mr. Whiteley has been the Vice President of Bioinformatics for Amersham Pharmacia Biotech, Inc., a provider of integrated drug discovery solutions, since January 2000. From October 1997 to December 1999, Mr. Whiteley served as Vice President of Amersham Pharmacia Biotech's sequencing business. For a portion of the period above, Mr. Whiteley also served as site director for Amersham International PLC's Cleveland facility. From April 1995 to March 1997, Mr. Whiteley was the head of Amersham International's group marketing. Mr. Whiteley serves on the Board of Directors of Cimarron Software Services, Inc. and Imaging Research, Inc. Mr. Whiteley received Bachelor's degrees in Chemistry and Biochemistry from Nottingham University in the U.K. in 1980.

        WEI-WU HE, PH.D., has served as a director since August 2000. Since March 2000, Dr. He has served as the General Partner of Emerging Technology Partners, L.L.C., a venture capital fund he founded that is dedicated to investing in genomics technology companies. In 1996, Dr. He founded OriGene Technologies, Inc., a provider of genomics technologies for the pharmaceutical industry and served as President from June 1996 to March 2000. From 1993 to 1996 Dr. He was a scientist at Human Genome Sciences, Inc. and prior to that he was a research fellow at Massachusetts General Hospital. Additionally, Dr. He serves on the Board of Directors of numerous non-profit organizations such as the Chinese Pharmaceutical Association, of which he was elected President in 2000, and the Monte Jade Association. Dr. He also serves as a director for Aptus Genomics Inc., Clairus Technologies, Inc., Fasgen, Inc. and MithraTech, Inc. Dr. He received his Ph.D. in Molecular Biology from the Baylor College of Medicine in 1991 and a Bachelor's degree in Biochemistry from Nanjing University in 1985. Dr. He also received an M.B.A. from The Wharton School of the University of Pennsylvania in 1999.

SCIENTIFIC ADVISORY BOARD

        We have recruited a scientific advisory board consisting of individuals with expertise in genomics, bioinformatics, information technology and pharmaceutical discovery. Our scientific advisory board was assembled during the second quarter of 2000 and we anticipate consulting with our scientific advisory board regarding industry and scientific developments.

                      NAME                                        POSITION AND ORGANIZATION
                     ------                                      ---------------------------
Leroy Hood, M.D., Chairman......................  Founder, Institute for Systems Biology

Michael N. Liebman, Ph.D........................  Global Head, Computational Genetics, Roche Biosciences

F. Raymond Salemme, Ph.D........................  President and Chief Scientific Officer, 3-Dimensional
                                                  Pharmaceuticals, Inc.

John N. Weinstein, M.D., Ph.D...................  Group Chief of National Cancer Institute, National
                                                  Institutes of Health

George Maalouf, Ph.D............................  Vice President of Bioinformatics, NeoGenesis Drug
                                                  Discovery, Inc.

Wei-Wu He, Ph.D.................................  General Partner, Emerging Technologies, L.L.C.

ITEM 2 - PROPERTIES

        On September 21, 2000, we entered into a sublease for approximately 36,190 square feet of office space for our new headquarters in Bethesda, Maryland. This agreement, which expires on October 31, 2012, does not require rental payments during the initial 90 days of possession after which we are required to make rental payments of $1,357,125 a year, subject to a 2.5% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $1,380,600 of which $460,200 was due upon execution of the lease agreement and an additional $920,400 was issued in November 2000. This security deposit may be reduced subject to our meeting certain minimum financial requirements. To satisfy the security deposit requirement of the lease, PNC Bank, NA has issued irrevocable standby letters of credit for a total of $1,380,600, which can be drawn in the event that we are in default under the sublease. The amounts under the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letter of credit. The irrevocable standby letters of credit expire on September 8, 2001 and November 22, 2001, respectively. We took possession of our new headquarters facility and relocated our operations in March 2001.

        On March 1, 2001, we entered into a sublease for approximately 34,849 square feet of additional office space in Bethesda, Maryland. This agreement which expires on July 31, 2004, requires rental payments of $1,463,658 a year, subject to a 3% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $243,943 of which $121,972 will be applied to the first month's rent and the remaining $121,971 will be held as a security deposit until one month after the expiration of the lease term. We took possession of this space in March 2001.

        We leased approximately 24,400 square feet of office space for our previous headquarters in Rockville, Maryland for approximately $620,000 per year, subject to an annual three percent rent escalation. The term of this lease expires in July 2006. We are currently pursuing opportunities to sublease this space to another lessee.

        In addition to relocating to our two facilities in Bethesda, Maryland, we have recently leased space to establish offices in San Diego and Boston. We maintain additional offices in Annapolis, Denver, San Francisco and Oxford, England.

ITEM 3 - LEGAL PROCEEDINGS

        Although we are a party to legal proceedings incidental to our business, in the opinion of our management, the ultimate liability with respect to these actions will not materially affect our operating results or financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year 2000.

                                 INFORMAX, INC.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.      MARKET INFORMATION

        Our common stock has been quoted on the Nasdaq National Market under the symbol "INMX" since our initial public offering on October 3, 2000. The following table reflects the high and low sales prices reported on the Nasdaq National Market for each quarter listed:

                                                                                  HIGH            LOW
                                                                                 ------         ------
Fiscal Year 2000
-----------------
Fourth Quarter (beginning October 3, 2000)                                       $31.75          $6.625

Fiscal Year 2001
----------------
First Quarter (through March 1, 2001)                                           $14.6875         $7.125

        The closing sale price for our common stock on March 1, 2001 was $10.00 per share.

        The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors."

B.      RECENT SALES OF UNREGISTERED SECURITIES

        The information presented reflects our issuance of unregistered securities during the period covered by this Annual Report:

        (a) In March 2001, we issued warrants exercisable for 25,000 shares of our common stock to Emerging Technology Fund LLC, for which Dr. Wei-Wu He, one of our directors, serves as general partner. The warrants were issued in consideration of certain strategic consulting services provided and are exercisable for a five year term at $8.00 per share, the closing price on the date of the grant.

        (b) In August 2000, we issued 950,747 shares of our Series B preferred stock to Amersham Pharmacia Biotech, Inc., in exchange for approximately $10.0 million in cash.

        (c) In June 2000, we issued 313,909 shares of our common stock to an accredited investor for approximately $2.0 million, or $6.37 per share. In exchange for the rendering of certain consulting services, we also issued to the same accredited investor warrants exercisable for 25,050 shares of our common stock at $6.37 per share, subject to certain adjustments.

        (d) In June 2000, we issued an aggregate of 243,282 shares of our common stock to three accredited investors for approximately $1.55 million, or $6.37 per share.

        (e) In June 2000, we issued warrants exercisable for 15,030 shares of our common stock with an exercise price of $5.99 per share. The warrants were issued in connection with a $3.0 million bridge loan financing and we received $0.006 per warrant.

        (f) In connection with an equipment line, a revolving line of credit and a bridge loan each executed and or amended in 2000 as indicated in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" below, we have issued notes to the lender covering any outstanding amounts under the credit facilities.

        (g) For the year ended December 31, 2000, we granted options and restricted stock grants to employees, consultants and directors as indicated in the table below:

-------------------------------------------------------------------------------------------------------
       Period of Issuance                  Number of Underlying Shares      Range of Exercise Price
       ------------------                  ---------------------------      -----------------------
-------------------------------------------------------------------------------------------------------
       January 1 - December 31, 2000                  2,050,791                  $0.30 to $29.38
-------------------------------------------------------------------------------------------------------


        The sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act in reliance on Section 4(2) thereof or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about our company.

        None of the foregoing transactions was effected with an underwriter.

C.      HOLDERS

        As of March 1, 2001, there were approximately 1,680 holders of our common stock and 20,518,976 shares of our common stock outstanding.

D.      DIVIDENDS

        We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" below. The declaration of dividends is within the discretion of our Board of Directors and subject to limitations set forth in the Delaware General Corporation Law. Our certificate of incorporation provides that if dividends are paid, they must be paid equally on each share of outstanding common stock. Payment of any dividends on our common stock is subject to the rights of any preferred stock then outstanding.

E.      USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

        On October 2, 2000, our Registration Statement on Form S-1 (333-41194) covering our initial public offering of 5,750,000 shares of common stock, par value $.001 per share, was declared effective by the Securities and Exchange Commission. On October 3, 2000, shares of our common stock began trading on the

Nasdaq National Market. On October 6, 2000, we completed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares purchased by the underwriters pursuant to their exercise of an overallotment option on October 5, 2000. The shares were sold to the public at $16.00 per share for gross proceeds of approximately $92.0 million. Net proceeds to us from the offering were approximately $84.0 million after deducting estimated expenses associated with the issuance and distribution of the common stock of $8.3 million, including underwriting discounts and commissions of $6.4 million. The managing underwriter of this offering was Bear, Stearns & Co. Inc.

        As of March 1, 2001, we have used approximately $5.0 million of our net offering proceeds toward consideration of certain strategic relationships and collaboration opportunities, the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to expansion of our research and development and sales and marketing teams. We have placed the remaining net proceeds from the offering principally in money market funds as well as other interest bearing, investment-grade securities. We expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business. We also expect to use net proceeds to expand our research and development and sales and marketing efforts as well as for working capital and general corporate purposes.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

        You should read our selected consolidated financial data together with our consolidated financial statements and their related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which we have included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1998, 1999 and 2000 from our audited consolidated financial statements included elsewhere in this report. These consolidated financial statements have been audited by Deloitte & Touche LLP. We have derived the statement of operations data for the year ended December 31, 1996 from our unaudited consolidated financial statements that are not included in this report. The balance sheet data as of December 31, 1996 are derived from our unaudited consolidated financial statements that are not included in this report. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1997 are derived from our audited consolidated financial statements that are not included in this report.

The historical results presented below are not necessarily indicative of future results.


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                          1996     1997    1998      1999     2000
                                                          ----     ----    ----      ----     ----

                                                            (In Thousands Except Per Share Data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
       Software license and customer support.........     $382    $1,335  $2,732    $7,277   $13,907
       Professional services (1).....................      636       867   1,394     2,737     3,240
                                                        ------    ------  ------    ------   -------
          Total revenues.............................    1,018     2,202   4,126    10,014    17,147

Cost of revenues:
       Software license and customer support.........       19        38     190       405       697
       Professional services.........................      309       716   1,081     1,612     1,737
                                                        ------    ------  ------    ------   -------
          Total cost of revenues.....................      328       754   1,271     2,017     2,434

Gross profit.........................................      690     1,448   2,855     7,997    14,713

Operating expenses:
       Selling, general and administrative (2).......      507     1,075   2,476     7,000    18,764
       Research and development (3)..................      161       365   1,162     2,597     5,311
       Stock based compensation......................       -        211      18       138     1,574
       Depreciation and amortization.................        3        18      94       273       940
                                                        ------    ------  ------    ------   -------
          Total operating expenses...................      671     1,669   3,750    10,008    26,589

Income (loss) from operations........................       19      (221)   (895)   (2,011)  (11,876)
Other income (expense)
       Investment earnings...........................        -         -       -        66     1,476
       Interest expense..............................       (4)      (19)    (60)      (86)     (285)
       Other.........................................        -       (12)     (3)      (10)      (40)
                                                        ---------------------------------------------
          Total other income (expense)...............       (4)      (31)    (63)      (30)    1,151

Income (loss) before income taxes....................       15      (252)   (958)   (2,041)  (10,725)


Income tax expense (benefit).........................       11      (118)   (391)     (726)      (51)

Net income (loss)....................................       $4    $ (134) $ (567)  $(1,315) $(10,674)

Beneficial conversion................................        -         -       -        (8)   (9,982)

Increase to carrying value of redeemable
    convertible preferred stock......................        -         -       -      (168)     (387)

Net income (loss) applicable to common
     shares..........................................       $4    $ (134) $ (567)  $(1,491) $(21,043)
                                                            ---    ------  ------  -------- ---------

Basic and diluted net income (loss)
    per common share.................................       $-    $(0.04) $(0.16)  $ (0.38) $  (2.25)
                                                            ==    ------- -------  ------=  ---------


(1) Cost of revenues - professional services includes stock-based compensation of $-0-, $105,539, $-0-, $-0-, and $4,810 for the years ended December 31, 1996, 1997, 1998, 1999 and 2000.

(2) Selling, general and administrative expense excludes stock-based compensation of $-0-, $76,189, $-0-, $111,019 and $1,432,504 for the
        years ended December 31, 1996, 1997, 1998, 1999 and 2000.

(3) Research and development expense excludes stock-based compensation of $-0-, $134,506, $17,782, $27,166 and $141,549 for the years ended
        December 31, 1996, 1997, 1998, 1999 and 2000.


                                                             YEAR ENDED DECEMBER 31,

                                                  1996      1997      1998       1999        2000
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................    $35       $382     $296      $1,399     $82,656
Working capital (deficit)......................     62        371     (419)      1,040      85,503
Total assets...................................    250      1,114    2,883       7,265     100,950
Capital lease obligations, less current
         portion...............................      8         55      182          92          14
Equipment loan facility, less current
         portion...............................      -          -       -          623         688
Total liabilities..............................    174        974   3,288        4,887       9,281
Redeemable convertible preferred stock.........      -          -       -        4,095           -
Common stock and additional paid-in
        capital................................    233        550     588          975     105,936
Stockholders' equity (deficit).................     76        139    (405)      (1,717)     91,669


        See our consolidated financial statements and notes included elsewhere in this report for a description of the computation of the net loss per share and the number of shares used in the per share calculations in statement of operations data above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        We believe that our position as a leading global provider of bioinformatic software is based upon the number of our customers, our revenues, and the size of our organization. In 1993, we commercially released our first desktop software product, the current version of which is marketed as our Vector NTI Suite 6.0 for desktop computers. In September 1998, we commercially released our GenoMax enterprise computing platform (formerly known as Software Solution for Bio-Medicine), the version 3.0 of which was commercially released on September 15, 2000. On September 30, 2000, we commercially released Vector Enterprise, a networked version of our Vector NTI Suite that incorporates a shared relational database.

        To date, we have sold over 9,000 licenses for our Vector NTI Suite of software applications for desktop computers, with more than 22,000 estimated users. As of December 31, 2000, we have also made 26 sales of our GenoMax enterprise platform for use by a network of computers linked together for sharing data and computation. Our customer base includes over 1,650 organizations worldwide, including over 650 biotechnology, pharmaceutical and agricultural biotechnology and life science companies and over 1,000 academic and government research institutions. Our 10 largest customers accounted for less than 34% and 37% of our total software license revenues for the years ended December 31, 2000 and 1999, respectively.

        We have continued to execute our corporate strategy of establishing key alliances and marketing relationships with other leading companies in an effort to expand the scope of our product offerings and increase market penetration of our software solutions.

        In August 2000, we entered into a strategic relationship with Amersham Pharmacia Biotech to jointly develop and market an expanded version of GenoMax to provide an enterprise-wide data analysis system for pharmaceutical and biotechnology companies, for integrating and analyzing data from genomics, proteomics and drug screening production laboratories. In connection with this relationship, Amersham purchased 950,747 shares of our preferred stock in exchange for $10.0 million in cash. These shares were converted into 1,587,747 shares of our common stock upon the closing of our initial public offering.

        In October 2000, we entered into an agreement with Media Cybernetics, a leading scientific image informatics software provider. Under this agreement, we were granted a two-year worldwide license to sell and distribute their Gel-Pro and Array-Pro analysis tools. Gel-Pro enables acquisition, analysis and reporting for electrophoretic images and complements the functions of our Vector NTI Suite. Array-Pro allows, acquisition, analysis and reporting of gene expression data from microarrays, and provides a key link between gene expression experiments, visualization and analysis using GenoMax. Under our agreement, we are permitted to distribute these software solutions in connection with our Vector NTI Suite or on a stand-alone basis. In January 2001, we began selling these Media Cybernetics products through our Vector NTI Suite sales team.

        In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops customized bioinformatic solutions. Under our agreement, we were granted a four year, exclusive worldwide license to distribute Biomax's BioRS(TM) integration and retrieval system. BioRS is an efficient tool for integrating and retrieving large amounts of gnomic data available from heterogeneous public and private databases. The addition of BioRS is a strong complement to our existing GenoMax and Vector NTI Suite products as well as for the development of our High-Throughput Research environment. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products.

REVENUE

        Our revenue has increased substantially in recent years. Revenue for the year ended December 31, 2000 represents a five-year compound annual growth rate of 98% and a 71% increase over the prior year. We provide sales, marketing, implementation and support services for our products. Our Vector NTI Suite, Vector Enterprise and GenoMax software products are considered off-the-shelf products that require only routine installation to be fully functional by the end user.

        We currently generate revenues from software sales and software-related professional services. Software sales consist of software license fees, maintenance fees, and related customer training.

        Software sales have historically been made under perpetual license agreements. Under perpetual arrangements, the customer assumes ownership of the software license, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. It has been customary to include the maintenance renewal rate in our perpetual arrangements. Under these circumstances, provided there are no other elements bundled with the arrangement, the revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software, using the residual method. During 2000, we also began generating software sales under one to three year term arrangements. Under a term arrangement, the customer does not assume ownership of the software license at delivery. Instead, they use the software over the term period and are required to return it upon the non-renewal of the term arrangement. In these specific term arrangements, no separate renewal rate for maintenance is stated, instead there is a bundled renewal rate for both the software and maintenance. Under these circumstances, the revenue related to the software element, as well as any bundled maintenance, under term arrangements is recognized evenly over the term period. The nature of software license arrangements will therefore affect our recognition of software license revenues in a given fiscal quarter. We expect that if our customers commit to more term arrangements having bundled elements than perpetual license arrangements having separate elements, we may encounter a reduction in near-term revenue. Term arrangements, however, will enable us to obtain the benefit of a consistent stream of revenue throughout the term of the license and in many cases will serve to generate more long-term economic value for our company.

        Professional services have historically consisted of software development services provided under contracts to the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and beginning in 2000 have also included customer-specified software installation, integration and customization services related to our commercial software products. NCBI contracts for professional services through intermediaries for whom we serve as a subcontractor. These agreements are generally for one year terms and may be terminated on behalf of NCBI at anytime, however, we have had a successful and long standing service relationship with NCBI dating back to 1995. We anticipate significantly expanding our professional service efforts, particularly as they relate to contract development opportunities and value-added consulting services related to bioinformatics technology, including discovery strategy services and IT implementation services.

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

        E-commerce offerings will include incorporating Internet hyperlinks into our Vector NTI Suite and entering into related partnerships with laboratory reagent vendors to generate transaction fees on sales we facilitate. In September 2000, we entered into an agreement with Incyte Genomics, Inc., a manufacturer and provider of genomic and other biomolecular databases. Under our agreement we will incorporate hyperlinks into Vector NTI Suite that will direct researchers to Incyte's website. These hyperlinks are intended to allow researchers to register with Incyte and to purchase access to certain of its genomic databases that can be used with the searching and analysis functions of our Vector NTI Suite. These hyperlinks will also enable researchers to purchase reagents from Incyte for their laboratory research. Under this agreement, we will receive a portion of the net revenues associated with sales of Incyte's database and reagent products and a fee based on the number of registrations with Incyte, each as generated through the hyperlinks to be contained in Vector NTI Suite.

Revenue Recognition

        We recognize software license revenues based on the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended and interpreted. Under our perpetual software license arrangements, software license fees are recognized as revenue upon the customer's execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required. The revenue related to the software element under our perpetual arrangements is recognized immediately at the time of delivery of the software. Under our term software license arrangements, software license fees are also recognized as revenue upon the customer's execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required. However, software license revenue from our term license arrangements is recognized evenly over the term period.

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

        - the maintenance revenue to be recognized was for one year or less,

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

        Beginning in 2000, we have provided customer-specified software installation, integration and customization services related to our commercial software products on a time and materials basis and recognize revenue as the services are provided. During 1997, 1998 and 1999 our professional services revenue was derived from contracts related to software development services provided to NCBI under time and materials subcontracts and a cost-plus-fixed-fee subcontract. During 1999 the cost-plus-fixed-fee subcontract was converted upon its renewal to a time and materials contract. We recognize revenue under the time and materials subcontracts as the services are provided based upon contractual rates. We recognized revenue under the cost-plus-fixed-fee subcontract as recoverable costs were incurred, including a proportionate amount of the fixed fee.

Quarterly Fluctuations

        Our quarterly operating results have historically fluctuated and we anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing, commencement, delay, cancellation or completion of our:

        -       software licensing agreements;

        -       product delivery schedules;

        -       strategic relationships; and

        - professional service activities, including installation and software modification.

Our results of operations may also fluctuate as a result of the number and timing of orders for our GenoMax enterprise product, which may have a significant effect on revenues for a particular quarter.

        The manner in which we recognize revenue, in accordance with the generally accepted accounting principles, including as such revenue recognition relates to our mix of term and perpetual software arrangements in a given quarter, may also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. For our maintenance contracts and professional services, we typically recognize revenues over the term of the contract.

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

OPTIONS AND AMORTIZATION OF STOCK BASED COMPENSATION

        During 2000, we granted 2,020,791 qualified options to employees and 30,000 non-qualified options to non-employee advisors. Deferred compensation related to the qualified options is $1,196,000, which will be amortized over a four year vesting period using the declining balance method. There is no deferred compensation related to the non-employee options, which vested immediately.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

        The following table summarizes our consolidated results of operations for the years ended December 31, 1998, 1999 and 2000, as a percentage of our total revenue for the respective periods.

                                                               Year Ended December 31,
                                                               -----------------------
                                                             1998        1999        2000
                                                          ----------  ----------  ----------
Revenues
       Software license and customer support...........        66%         73%         81%
       Professional services...........................        34          27          19
                                                            -----       -----       -----
          Total revenues...............................       100         100         100

Cost of revenues:
       Software license and customer support...........         5           4           4
       Professional services...........................        26          16          10
                                                            -----       -----       -----
          Total cost of revenues.......................        31          20          14

Gross profit...........................................        69          80          86

Operating expenses
       Selling, general and administrative.............        60          70         109
       Research and development........................        29          26          31
       Stock based compensation........................         -           1           9
       Depreciation and amortization...................         2           3           5
                                                            -----       -----       -----

     Total operating expenses..........................        91         100         154
Loss from operations...................................       (22)        (20)        (68)
Other income (expense)
       Investment earnings.............................         -           1           9
       Interest expense................................        (1)         (1)         (2)
       Other...........................................         -           -           -
                                                            -----       -----       -----
          Total other income (expense).................        (1)          -           7

Loss before income taxes...............................       (23)        (20)        (61)

Income tax benefit.....................................        (9)         (7)          -
                                                            -----       -----

Net loss...............................................       (14%)       (13)%       (61)%
                                                            -----       -----       -----

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

        Revenues. For the year ended December 31, 2000, revenues increased 71% to $17.1 million from $10.0 million in 1999.

        Software sales revenue increased 91% to $13.9 million for the year ended December 31, 2000 from $7.3 million in the corresponding period of 1999. This increase is attributable to continued increase in Vector NTI Suite sales and increased demand for our GenoMax enterprise product.

        Professional services revenue increased 18% to $3.2 million for the year ended December 31, 2000 from $2.7 million in the corresponding period of 1999. Increased professional services revenue at year-end resulted primarily from increased demand for services related to our software products. In 2000, services provided to the NCBI under subcontracts accounted for 88% of professional services revenue and 17% of consolidated revenues.

        Cost of Revenues. For the year ended December 31, 2000, cost of revenues increased 21% to $2.4 million from $2.0 million in the corresponding period of 1999.

        Costs of software license and customer support revenue increased 72% to $0.70 million for the year ended December 31, 2000 from $0.40 million in the corresponding period of 1999. This increase resulted primarily from increased sales of our Vector NTI Suite and sales of our GenoMax enterprise system. Costs of software revenues consist primarily of manufacturing costs incurred on an as needed basis, cost of shipping products, and the cost of providing training and customer support.

        Costs of professional services revenues increased 8.0% to $1.7 million for the year ended December 31, 2000 from $1.6 million in the corresponding period of 1999. The increase at year-end resulted primarily from increased personnel servicing our software products. Costs of professional services revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel.

        Margin on our software license and customer support and professional services revenues improved for the year ended December 31, 2000 compared to the prior year primarily as a result of economies of scale related to the increasing size of our customer base.

        Selling, General and Administrative Expenses. For the year ended December 31, 2000, selling, general and administrative expenses increased 168% to $18.8 million from $7.0 million in the corresponding period of 1999. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with a significantly increased marketing effort. Of this increase, headcount and resources devoted to sales and marketing experienced a disproportionately large increase. We expect this escalation of investment in our sales and marketing force to continue in 2001. Overall headcount for the year ended December 31, 2000 was 236 compared to 117 at December 31, 1999.

        Research and Development Expenses. For the year ended December 31, 2000, research and development expenses increased 104% to $5.3 million from $2.6 million in the corresponding period of 1999. The increase reflects expense associated with an increase in the headcount of our research and product development team to support our expanded our product development efforts. We expect this acceleration of research and development cost to continue in 2001. Overall research and development headcount for the year ended December 31, 2000 was 95 compared to 61 at December 31, 1999.

        Stock Based Compensation. For the year ended December 31, 2000, stock based compensation expenses increased 1039% to $1.6 million from $0.14 million in the corresponding period of 1999. The increase reflects compensation related to discounted stock option grants and restricted stock awards.

        Income Taxes. We incurred net losses for the years ended December 31, 2000 and 1999. At present, we have an accumulated net operating loss carryforward of $28.0 million of which $21.0 million is a result of the exercise of non-qualified stock options. The tax benefit recognized for the years ended December 31, 2000 and 1999 was $0.05 million and $0.7 million, respectively, reflecting an effective tax benefit rate of .50% and a tax rate of 35.6%, respectively. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

        Net Loss. We incurred a net loss of $10.7 million for the year ended December 31, 2000, compared with a net loss of $2.0 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

        Revenues. For the year ended December 31, 1999, revenues increased 143% to $10.0 million from $4.1 million for the year ended December 31, 1998.

        Software sales revenue increased 166% to $7.3 million from 2.7 million in the year ended December 31, 1998 due to increased sales of our Vector NTI Suite desktop software and the introduction of our GenoMax enterprise system in the late 1998.

        Professional services revenue increased 96% to $2.7 million from $1.4 million in the prior year. In 1999, services provided to the NCBI under subcontracts accounted for 100% of professional services revenue and 27% of consolidated revenues.

        Cost of Revenues. For the year ended December 31, 1999, overall cost of revenues increased 59% to $2.0 million from $1.3 million in the prior year.

        Cost of software license and customer support revenue increased 113% to $0.4 million from $0.2 million in the prior year. This increase resulted primarily from increase manufacturing, shipping costs as a result of increased software license sales and costs of providing training and customer support.

        Costs of professional services revenues increased 49% of $1.6 million from $1.1 million in the prior year. This increase resulted primarily from the increase in personnel on the NCBI subcontracts.

        Selling, General and Administrative Expenses. For the year ended December 31, 1999, selling, general and administrative expenses increased 183% to $7.0 million from $2.5 million in the year ended December 31, 1998. This increase primarily reflects our large investment in sales and marketing personnel and includes salary and benefits for an increase in headcount, and increased rent and travel costs to support our revenue growth.

        Research and Development Expenses. For the year ended December 31, 1999, research and development expenses increased 123% to $2.6 million from $1.2 million in the year ended December 31, 1998. This increase reflects increases in the headcount for our research and product development team reflecting expanded product development efforts.

        Stock Based Compensation. For the year ended December 31, 1999, stock based compensation expenses increased 677% to $0.1 million from $0.02 million in the year ended December 31, 1998. The increase reflects discounted stock option grants and restricted stock awards.

        Income Taxes. We incurred net losses for each of the years ended December 31, 1999 and 1998. At December 31,1999, we had an accumulated net operating loss carryforward of $1.3 million. The tax benefit for the years ended December 31, 1998 and 1999 was $0.4 million and $0.7 million, respectively, using an effective rate of 40.8% and 35.6%, respectively. The decrease in the effective tax rate is attributable to a reduction in research and development tax credits, a rate differential in the utilization of net operating losses carried back to 1997, and compensation expense associated with qualified stock options in 1999, which is not deductible for tax purposes. The increase in the tax benefit primarily reflects the increase in net operating losses and the change in book basis versus tax basis of deferred revenue, which is included in taxable income at the date of sale but deferred for book purposes.

        Net Loss. We incurred a net loss of $1.3 million for the year ended December 31, 1999 and a net loss of $0.6 million for the year ended December 31, 1998.

MARKETS

        Geographically, North America, Europe, and Japan represent our largest markets, accounting for 76%, 18% and 2%, respectively, of sales in 2000, and 79%, 17%, and 1%, respectively, of sales in 1999. All sales to foreign-based customers are invoiced and paid in U.S. Dollars. Our customer base is comprised of companies in the pharmaceutical, biotechnology, and agricultural-life science sectors, as well as academic and government research institutes.

LIQUIDITY AND CAPITAL RESOURCES

        From our commencement of commercial operations in 1993 until June 1999, we funded our growth primarily with internally generated cash flow. On June 22, 1999, we entered into a purchase agreement with FBR Technology Venture Partners, LP for the sale of 2,161,265 shares of our series A redeemable convertible preferred stock, $0.01 par value. The shares were sold for an aggregate price of approximately $4.0 million, or $1.85 per share. In June 2000, we issued, in the aggregate, 557,191 shares of our common stock in private sale transactions with four accredited investors and received cash compensation totaling approximately $3.6 million. On August 16, 2000, we sold 950,747 shares of our Series B redeemable convertible preferred stock to Amersham Pharmacia Biotech, Inc. for aggregate proceeds of approximately $10.0 million in cash. At the time of issuance, the deemed fair market value of the underlying common stock was $15.00 per share. Therefore, the net proceeds of $9.9 million were allocated to additional paid-in capital as a beneficial conversion feature and such entire amount was immediately accreted to the Series B redeemable convertible preferred stock on August 16, 2000.

        On July 11, 2000, we filed a registration statement on Form S-1 (File No. 333-41194) to register our initial public offering, on a firm commitment basis, of up to 5,750,000 shares of our common stock, par value

$.001 per share, including 750,000 shares covered by an overallotment option granted to our underwriters. Our registration statement was declared effective with the Securities and Exchange Commission on October 2, 2000. On October 5, 2000, our underwriters informed us of their intention to exercise their overallotment option to purchase an additional 750,000 shares. On October 6, 2000, we completed our initial public offering of common stock, selling 5,750,000 shares of common stock at $16.00 per share, for net proceeds to us, after deducting estimated expenses and underwriting discounts and commissions, of approximately $84.0 million. All of our then outstanding shares of preferred stock were converted into common stock upon the closing of our initial public offering.

        At December 31, 2000, we had $83.0 million in cash and cash equivalents, a net increase of $81.0 million from December 31, 1999, and an increase of $82.0 million from December 31, 1998. Net cash provided by financing activities was $96.7 million for the year ended December 31, 2000 compared to net cash provided by financing activities of $5.1 million for the comparable period in 1999.

        We believe that the net proceeds from our initial public offering, our cash flows from operations and our existing capital resources will be adequate to fund our operations for the next 24 months, although we may seek to raise additional capital during that period. We may require additional funding to execute our business strategy. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts.

        During the years ended December 31, 2000 and 1999, we generated $15.7 million and $9.0 million of cash receipts from operating activity, respectively. Gross cash used by operations for the year ended December 31, 2000 was $27.1 million compared to $11.6 million for the year ended December 31, 1999. The net increase in cash disbursements for costs of revenue and operating expenses over these periods reflects the continued growth of our business, particularly as related to personnel and related infrastructure expenses.

        Net cash used in investing activities was $4.0 million for the year ended December 31, 2000 compared to net cash used in investing activities of $1.4 million for the comparable period in 1999. The cash used in investing activities over those periods were for the purchase of furniture and equipment.

        In May 1999, we entered into a loan agreement and a security agreement with PNC Bank, National Association, in connection with the creation of a credit facility consisting of a secured revolving credit line and an equipment line of credit. In February 2000, we entered into a fourth amendment to such loan agreement increasing the maximum availability under each of the secured revolving credit line and equipment line of credit to $3.0 million, for a total of $6.0 million. As of the period ending December 31, 2000, the revolving credit line and equipment line of credit had available facilities of $3.0 million and $1.5 million, respectively. In connection with this amendment, we entered into an amended and restated revolving credit note and an amended and restated equipment line of credit note. We repaid the principal and accrued interest outstanding under the revolving credit note in October 2000. The equipment line of credit note allows us to borrow the principal amount thereunder until February 2, 2001. An amount equal to our qualified equipment is available for borrowing under this note. Amounts outstanding under the equipment line of credit note accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003.

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

         In September and November 2000 respectively, PNC Bank established irrevocable standby letters of credit in favor of Pacific Gas & Electric Generating Company, in connection with our execution of a sublease with Pacific Gas & Electric for our new Bethesda, Maryland headquarters. The amounts of the irrevocable standby letter of credits will not exceed $460,200 and $920,400, and such amounts can be drawn in the event that we are in default under the sublease. The amounts of the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letter of credits. The irrevocable standby letters of credit expire on September 8, 2001 and November 22, 2001, respectively.

         On September 21, 2000, we entered into a sublease for approximately 36,190 square feet of office space for our new headquarters in Bethesda, Maryland. This agreement, which expires on October 31, 2012, does not require rental payments during the initial 90 days of possession after which we are required to make rental payments of $1,357,125 a year, subject to a 2.5% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $1,380,600 of which $460,200 was due upon execution of the lease agreement and an additional $920,400 was issued in November 2000. This security deposit may be reduced subject to our meeting certain minimum financial requirements. To satisfy the security deposit requirement of the lease, PNC Bank, NA has issued irrevocable standby letters of credit for a total of $1,380,600, which can be drawn in the event that we are in default under the sublease. The amounts under the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letter of credit. The irrevocable standby letters of credit expire on September 8, 2001 and November 22, 2001, respectively. We took possession of our new headquarters facility and relocated our operations in March 2001.

                                  RISK FACTORS

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

        In order to generate additional revenues sufficient to support our continued growth, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon our successful development of new products, product versions and services that respond to the evolving needs of the genomic research community, as well as the success of our sales and marketing efforts. In addition, much of our expectation for future growth of revenues is based upon continued and increased sales of our GenoMax product and the establishment of our GenoMax brand. We expect to continue to derive a significant portion of our future professional services revenue from a relationship with the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and that relationship, which is based on subcontractor arrangements, could be terminated in the future.

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

        A component of our business strategy is to develop strategic relationships, including co-marketing arrangements, content channeling and distribution alliances, e-commerce offerings and Internet-hosted delivery partnerships. We believe that through such relationships we can add revenues, expand our distribution channels, improve our competitive position and increase market awareness and acceptance of our products. To date, we have entered into only a few of these strategic relationships with providers of complementary products and services. If we are unable to successfully develop these and other similar relationships, or if these relationships do not yield the results we anticipate, our ability to compete and to generate future revenues could be materially harmed. In addition, many of our strategic relationships, including our co-marketing relationships with Oracle, Compaq and Sun Microsystems, are based on oral arrangements that are not enforceable and can be terminated by either party at any time.

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

WE HAVE INCURRED OPERATING LOSSES IN THE PAST RESULTING IN AN ACCUMULATED DEFICIT. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

        We have incurred operating losses in most periods since our inception. We incurred net losses of approximately $10.7 million for the year ended December 31, 2000 and approximately $1.3 million for the year ended December 31, 1999. We incurred a net loss of approximately $2.4 million for the three months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $12.8 million. We expect to continue to incur net losses for the foreseeable future. We expect to invest substantial financial and other resources to:

        - develop and introduce new products, product versions and services;

        - expand our research and product development and sales and marketing groups; and

        -       consider appropriate acquisitions and strategic relationships.

        As a result, we expect that our expenses will increase significantly. We cannot assure you that we will be able to generate sufficient additional revenues stemming from these investments in new products and personnel in order to achieve profitability. Even if we are able to achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis. Failure to achieve consistent profitability may limit our growth potential and the value of our common stock.

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

        Our software sales have historically been made under perpetual license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software. During 2000, we also began generating software contracts under one to three-year term arrangements. Under a term arrangement, our customer does not assume ownership of the software at delivery. Instead, they use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement is recognized evenly over the term period. Our ability to recognize software license revenues in a given fiscal quarter will therefore be affected by the mix of perpetual and term contracts entered into during that period. We expect that if our customers commit to more term than perpetual license arrangements, we may encounter a reduction in the near-term recognizable revenue, however, these term arrangements will enable us to obtain the benefit of a consistent stream of recognizable revenue throughout the term of the license.

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

        In particular, as a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year that typically results in a corresponding reduction in operating revenues.

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

        The sales cycle for our products and services, particularly our enterprise software solutions on which much of our expectation for future growth is based, is a lengthy and involved process. Our sales cycle is typically long for a number of reasons, including:

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

        The continued growth of our business is substantially dependent on the performance of our senior management and key employees. We carry key person life insurance on only Dr. Titomirov, our Chief Executive Officer. In addition, we have employment agreements with only Mr. Green, our Chief Financial Officer and Senior Vice President of Finance and Administration, and Mr. Sullivan, our Senior Vice President of Marketing and Sales. The loss of the services of any member of our senior management or key personnel may significantly delay or prevent the implementation of our business strategy and could have a material adverse effect on the growth of our business.

        Dr. Titomirov is also the chairman and a significant stockholder of an unrelated company named Pluvita Corporation (formerly RealTimeHealth.com, Inc.). Pluvita is currently a development stage company that intends to allow health care consumers to establish individual baseline genetic profiles and then monitor them for a pattern variance over time through the Internet. Dr. Titomirov currently anticipates that his duties as chairman of Pluvita will be limited to setting its strategic direction and being involved in fundamental decisions and activities of the Board of Directors generally. In August 2000, we received a commitment letter regarding the continued services of Dr. Titomirov. Although Dr. Titomirov's commitment letter states that he currently intends to devote a majority of his professional working time to his duties as our Chief Executive Officer, there could be periods where his activities with Pluvita substantially reduce the time devoted to our operations.

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

        In recent years, we have experienced significant growth in the size of our customer base and the scope of our products and services. We have also expanded and intend to continue to expand our research and product development, marketing and sales, and professional services organizations. These factors have placed, and will continue to place, a significant strain on our management systems and resources and have resulted in increased expenditures necessary provide resources and an expanded infrastructure sufficient to support the growth of our personnel and operations. We have only recently become a public company, which will also place additional strain on our administrative, financial and operational systems and may result in increased expenses. Our ability to manage effectively our growth, and our expenses related to this growth, will depend upon the ability of our officers and key employees to continue to implement and improve our operational, administrative and financial control systems and to expand, train and manage our workforce, and implement necessary changes to our information systems, including our accounting information system.

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

        We recruit professionals to staff our research and product development group on an international basis and, therefore, must comply with the immigration laws of the United States. Most of our research and product development team are citizens of other countries, with most of those working in the U.S. under H-1B temporary visas. Under the American Competitiveness in the 21st Century Act of 2000, there is a statutory limit of 195,000 new H-1B visas that may be issued in fiscal years 2001 and 2002, with such limits decreasing in future periods beginning in fiscal year 2003. In any year in which this limit is reached, we may be unable to obtain a sufficient number of H-1B visas to employ those persons we would like to add to our research and product development group. If we are unable to obtain H1-B visas for our employees in sufficient quantities or in a timely manner, our product development and enhancement efforts could be hampered. As a result, we may be unable to deliver products that satisfy customer preferences and keep pace with technological change.

WE MAY CONSIDER ACQUISITIONS OR STRATEGIC INVESTMENTS. WE HAVE LIMITED EXPERIENCE WITH THESE ACTIVITIES AND THE COSTS AND DISTRACTIONS FROM THESE ACTIVITIES COULD HARM OUR FUTURE GROWTH.

        We may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business and strategy. We only have limited experience with these activities and our assessment of such opportunities could cause us to incur increased expenditures. If appropriate opportunities become available, we could also issue additional equity securities that would dilute current stockholders' ownership, or incur substantial debt to finance such transactions. Methods of financing any acquisitions or strategic investments could result in a negative impact on our financial condition. We may have difficulties integrating the businesses, products, technologies or personnel involved in any acquisition or strategic investment. Our integration efforts may result in significant expenditures of operating, financial and management resources that could materially and adversely affect our business. Acquisitions involve many other risks, including potential loss of key employees or customers, the assumption of significant liabilities, and the amortization of the intangible assets of acquired companies. As a result of these and other risks, any acquisitions or strategic investments may ultimately have a negative impact on our business, results of operation and financial condition.

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

        We expect that the proceeds from our initial public offering, our cash flow from operations and our existing capital resources will be sufficient to fund our operations for the next 24 months but it is possible that our growth will require us to seek additional financing during this period. We may seek to satisfy any additional capital needs through public or private equity offerings, debt financings and other means. If we raise capital through the issuance of additional equity securities, our existing stockholders' ownership may be diluted. We may not be able to obtain additional financing when we need capital on terms favorable to us, if at all. If we cannot obtain such financing, we may be required to curtail our marketing and sales activities and product development efforts.

                          RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR BIOINFORMATIC PRODUCTS AND SERVICES IS INTENSELY COMPETITIVE AND EVOLVING AND WE MAY NOT ACHIEVE OR MAINTAIN MARKET LEADERSHIP FOR A VARIETY OF REASONS.

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

        We believe that we competed most often with LION biosciences, NetGenics, Compugen, Genomica, DNA Star, Rosetta Inpharmatics, DoubleTwist and GCG, a unit of Pharmacopeia acquired from Oxford Molecular in 2000. Others, including large, well-established software vendors, could readily enter this market. Many of our competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology.

        In order to remain competitive, we believe that we must continue to expand and enhance the functionality of our bioinformatic software products and respond timely and effectively to evolving industry standards or technology. In an intensely competitive, technology driven business like ours, there is no certainty that market leadership can be obtained or maintained for any sustainable period.

NUMEROUS EXISTING CUSTOMERS AND POTENTIAL CUSTOMERS FOR OUR BIOINFORMATIC SOFTWARE MAY ELECT TO INTERNALLY DEVELOP, OR USE OTHER COMPANIES TO DEVELOP THEIR OWN SOFTWARE WHICH COULD HURT OUR SALES EFFORTS.

        Our customers and potential customers, including providers of genomic and proteomic data, may elect to internally develop, or continue to develop their own bioinformatic software. Potential customers for our products may be unwilling to abandon their prior internal efforts to look to an outside, third party source to provide their bioinformatic software solutions. Even if potential customers look to an outside, third party source, there can be no assurance that they will choose us to provide their bioinformatic software solutions. The market to provide bioinfomatic software solutions and related professional services is highly competitive. As a result our efforts to add new customers could be hampered.

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

        Because our customers' products potentially touch on areas involving human health, they are affected by current or future government regulation, including regulation by the U.S. Food and Drug Administration. In 2000, the Clinton administration proposed legislation regarding oversight of the sale of medical products over the Internet and announced its intention to implement a set of regulatory initiatives governing genetically engineered agricultural products. In addition, numerous laws covering genetic testing of humans, the privacy and security of human genetic information, and the storage and transmission of individually identifiable health care information have been introduced or passed at the state and federal levels. Our sales may indirectly be affected by changes in government regulation covering our customers in these industries, including regulation relating to drug development, genomic research, genetic testing, healthcare reform and the sale of products and transfer of healthcare data over the Internet.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD DEPRESS OUR MARKET PRICE.

        If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options or warrants, or if the market perceives that such sales may occur, the market price of our common stock may fall. We had 20,518,976 shares outstanding as of March 1, 2001. This includes the 5,750,000 shares of common stock that were registered for sale in our initial public offering and approximately 1,044,664 shares of stock that have been issued pursuant to our registration statement covering shares issuable under our Amended Equity Incentive Compensation Plan. The remaining shares of common stock are not registered but are eligible for resale in the public marked subject to compliance with Rule 144 or Rule 701 under the Securities Act of 1933, as amended. The lock up agreements entered into by substantially all of our officers, directors and holders of common stock, or securities exercisable for common stock, equal or greater to 1.5% of our outstanding shares at the time of our initial public offering expire on April 2, 2001, and subject to compliance with the Securities Act provisions above, will become available for sale in the public market at such time. In addition, holders of 8,541,276 shares of our common stock, or warrants exercisable for our common stock, are entitled to certain registration rights. If these holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales could cause a decline in the market price of our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders in accordance with their registration rights, the inclusion of such shares may reduce our ability to raise capital.

OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND HAVE THE ABILITY TO INFLUENCE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE.

        At March 1, 2000, our executive officers, directors and their affiliates owned approximately 61.2% of the outstanding shares of common stock. As a result, these stockholders are able to substantially influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

        Our restated certificate of incorporation and bylaws, and portions of Delaware law, contain provisions that could make it more difficult for a third party to obtain control of our company, even if doing so would be beneficial to stockholders. For example, our restated certificate of incorporation provides for a classified Board of Directors, allows the Board of Directors to expand its size and fill any vacancies without stockholder approval, and allows the Board of Directors to classify and issue preferred stock without stockholder approval. Our bylaws restrict the ability of stockholders to call a special meeting and require advance notice of stockholder proposals. Delaware law makes it difficult for us to be acquired by a significant stockholder that is not approved in advance by our Board of Directors.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our initial public offering proceeds and any investment portfolio. Our exposure to changes in interest rates also relates to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is an index to the consolidated financial statements:

                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                           59

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 2000, 1999, AND 1998:

  Consolidated Balance Sheets                                          60
  Consolidated Statements of Operations                                62
  Consolidated Statements of Stockholders' Equity (Deficit)            63
  Consolidated Statements of Cash Flows                             64 - 65
  Notes to Consolidated Financial Statements                        66 - 80

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   InforMax, Inc., and Subsidiary
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of InforMax, Inc., and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InforMax, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


McLean, Virginia

February 7, 2001

INFORMAX, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                     2000             1999

CURRENT ASSETS:
    Cash and cash equivalents                                         $  82,656,386     $ 1,398,937
    Accounts receivable (net of allowance for doubtful accounts of
        $20,000 and $15,000 for 2000 and 1999, respectively)              9,063,015       2,640,485
    Deferred tax asset, net                                                     -           676,379
    Prepaid expenses                                                      1,187,588         222,473
    Other current assets                                                     56,278         151,283
                                                                      -------------     -----------

                      Total current assets                               92,963,267       5,089,557
                                                                      -------------     -----------

PROPERTY AND EQUIPMENT:
    Computer equipment                                                    3,873,648       1,060,435
    Purchased software                                                      280,826          58,306
    Office furniture and equipment                                        1,285,033         537,908
    Leasehold improvements                                                  408,249         155,122
                                                                      -------------     -----------

                                                                          5,847,756       1,811,771

    Less:  Accumulated depreciation and amortization                     (1,308,926)       (375,472)
                                                                      -------------     -----------

                      Property and equipment - net                        4,538,830       1,436,299
                                                                      -------------     -----------


OTHER ASSETS:
    Deposits                                                                574,349          67,996
    Loan to shareholder                                                         -            69,360
    Deferred tax asset, net                                               1,300,000         601,500
    Restricted cash                                                       1,574,021             -
                                                                      -------------     -----------

                      Total other assets                                  3,448,370         738,856
                                                                      -------------     -----------

TOTAL ASSETS                                                          $ 100,950,467     $ 7,264,712
                                                                      =============     ===========



See notes to consolidated financial statements.

INFORMAX, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   2000             1999

CURRENT LIABILITIES:
    Accounts payable                                                        $     971,534     $   404,016
    Accounts payable to related parties                                           139,395          21,806
    Accrued liabilities                                                         1,269,891         933,125
    Line of credit                                                                    -           550,000
    Equipment loan facility - current portion                                     854,000         337,302
    Capital lease obligation - current portion                                     77,729         113,293
    Deferred revenue                                                            4,147,760       1,689,997
                                                                            -------------     -----------

                      Total current liabilities                                 7,460,309       4,049,539
                                                                            -------------     -----------

LONG-TERM LIABILITIES:
    Capital lease obligations - less current portion                               13,988          92,208
    Equipment loan facility - less current portion                                688,307         623,245
    Deferred revenue                                                            1,118,852         121,673
                                                                            -------------     -----------

                      Total long-term liabilities                               1,821,147         837,126
                                                                            -------------     -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK ,
    $.01 par value - authorized 2,161,265 shares; issued and outstanding
    -0- and 2,161,265 shares for 2000 and 1999, respectively                          -         4,095,054
                                                                            -------------     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, voting; $.001 par value - authorized 100,000,000 shares; issued and outstanding 19,510,792 and 2,505,000
        shares for 2000 and 1999, respectively                                     19,511           2,505
    Common stock, nonvoting, $.001 par value - authorized 14,931,864 shares; issued -0- and 2,034,060 shares for 2000 and 1999, respectively; outstanding -0- and 1,716,760 shares for
        2000 and 1999, respectively                                                   -             2,034
    Additional paid-in capital                                                105,916,528         970,806
    Deferred compensation                                                      (1,420,354)       (400,208)
    Accumulated deficit                                                       (12,846,674)     (2,173,144)
    Treasury stock, at cost, -0- and 567,800 shares
        for 2000 and 1999, respectively                                               -          (119,000)
                                                                            -------------     -----------

                      Total stockholders' equity (deficit)                     91,669,011      (1,717,007)
                                                                            -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                        $ 100,950,467     $ 7,264,712
                                                                            =============     ===========



See notes to consolidated financial statements.

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                          2000              1999            1998

REVENUES:
    Software license and customer support             $ 13,907,344     $  7,277,627     $ 2,732,382
    Professional services                                3,240,245        2,736,798       1,393,863
                                                      ------------     ------------     -----------

                      Total revenues                    17,147,589       10,014,425       4,126,245
                                                      ------------     ------------     -----------


COST OF REVENUES:
    Software license and customer support                  696,769          404,848         190,144
    Professional services (1)                            1,736,980        1,612,167       1,081,021
                                                      ------------     ------------     -----------

                      Total cost of revenues             2,433,749        2,017,015       1,271,165
                                                      ------------     ------------     -----------

GROSS PROFIT                                            14,713,840        7,997,410       2,855,080
                                                      ------------     ------------     -----------

OPERATING EXPENSES:
    Selling, general and administrative (2)             18,763,886        6,999,916       2,475,840
    Research and development (3)                         5,311,223        2,597,281       1,162,471
    Stock-based compensation                             1,574,051          138,185          17,782
    Depreciation and amortization                          939,992          272,548          93,809
                                                      ------------     ------------     -----------

                      Total operating expenses          26,589,152       10,007,930       3,749,902
                                                      ------------     ------------     -----------

LOSS FROM OPERATIONS                                   (11,875,312)      (2,010,520)       (894,822)
                                                      ------------     ------------     -----------

OTHER INCOME (EXPENSE):
    Investment earnings                                  1,475,892           66,342             -
    Interest expense                                      (284,777)         (86,538)        (59,910)
    Other                                                  (40,336)         (10,642)         (3,313)
                                                      ------------     ------------     -----------

                      Total other income (expense)       1,150,779          (30,838)        (63,223)
                                                      ------------     ------------     -----------

LOSS BEFORE INCOME TAXES                               (10,724,533)      (2,041,358)       (958,045)

INCOME TAX BENEFIT                                         (51,003)        (726,343)       (391,291)
                                                      ------------     ------------     -----------

NET LOSS                                               (10,673,530)      (1,315,015)       (566,754)

    Beneficial conversion                               (9,981,888)             -               -

    Increase in carrying value of redeemable
        convertible preferred stock                       (387,442)        (176,439)            -
                                                      ------------     ------------     -----------

NET LOSS APPLICABLE TO COMMON
  SHARES                                              $(21,042,860)    $ (1,491,454)    $  (566,754)
                                                      ============     ============     ===========


BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                                 $      (2.25)    $      (0.38)    $     (0.16)
                                                      ============     ============     ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - Basic and diluted                        9,337,764        3,874,122       3,611,626
                                                      ============     ============     ===========

(1) Cost of revenues - professional services includes stock-based compensation of $4,810, $-0-, and $-0- for 2000, 1999, and 1998, respectively.
(2) Selling, general and administrative expenses include related party legal expenses of $397,466, $21,256, and $4,571, and excludes stock-based compensation of $1,432,502, $110,019, and $-0- for 2000, 1999, and 1998,
     respectively.
(3) Research and development expenses excludes stock-based compensation of $141,549, $227,000, and $21,256 for 2000, 1999, and 1998, respectively.


See notes to consolidated financial statements.

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


                                                                 COMMON STOCK - VOTING             COMMON STOCK - NONVOTING
                                                           -----------------------------------     ------------------------
                                                             ISSUED      OUTSTANDING                ISSUED      OUTSTANDING
                                                             SHARES        SHARES      AMOUNT       SHARES        SHARES

BALANCE, JANUARY 1, 1998                                    1,914,822     1,664,322   $  1,915     1,652,131     1,334,831
    Share options exercised                                       -             -          -         734,967       734,967
    Issuance of stock options                                     -             -          -             -             -
    Stock-based compensation                                      -             -          -             -             -
    Net loss                                                      -             -          -             -             -
                                                           ----------    ----------   --------    ----------    ----------

BALANCE, DECEMBER 31, 1998                                  1,914,822     1,664,322      1,915     2,387,098     2,069,798
    Conversion - non-voting shares to voting                  590,178       590,178        590      (590,178)     (590,178)
    Issuance of common stock                                      -             -          -         100,200       100,200
    Share options exercised                                       -             -          -         136,940       136,940
    Issuance of stock options                                     -             -          -             -             -
    Stock-based compensation                                      -             -          -             -             -
    Increase in carrying value of redeemable
        convertible preferred stock                               -             -          -             -             -
    Net loss                                                      -             -          -             -             -
                                                           ----------    ----------   --------    ----------    ----------

BALANCE, DECEMBER 31, 1999                                  2,505,000     2,254,500      2,505     2,034,060     1,716,760
    Conversion - nonvoting shares to voiting                6,206,168     6,206,168      6,206    (6,206,168)   (6,206,168)
    Issuance of common stock, net of offering costs         5,750,000     5,750,000      5,750       557,193       557,193
    Share options exercised                                   103,065       103,065        103     3,932,215     3,932,215
    Issuance of stock options                                     -             -          -             -             -
    Issuance of warrants                                          -             -          -             -             -
    Conversion of Series A redeemable convertible
        preferred stock to voting common stock              3,609,312     3,609,312      3,609           -             -
    Conversion of Series B redeemable convertible
        preferred stock to voting common stock              1,587,747     1,587,747      1,588           -             -
    Beneficial conversion feature of Series B
        redeemable convertible preferred stock                    -             -          -             -             -
    Accretion of beneficial conversion feature of
        Series B redeemable convertible preferred stock           -             -          -             -             -
    Warrant interest amortization                                 -             -          -             -             -
    Adjustment of deferred compensation for options,
        for variable stock options and restricted stock           -             -          -             -             -
    Amortization of deferred compensation
        on stock options and restricted stock                     -             -          -             -             -
    Increase in carrying value of redeemable
        convertible preferred stock                               -             -          -             -             -
    Retirement of treasury stock                             (250,500)          -         (250)     (317,300)          -
    Net loss                                                      -             -          -             -             -
                                                           ----------    ----------   --------    ----------    ----------

BALANCE, DECEMBER 31, 2000                                 19,510,792    19,510,792   $ 19,511           -             -
                                                           ==========    ==========   ========    ==========    ==========

                                                              COMMON
                                                              STOCK -
                                                             NONVOTING     ADDITIONAL
                                                             ---------       PAID-IN          DEFERRED
                                                               AMOUNT        CAPITAL        COMPENSATION

BALANCE, JANUARY 1, 1998                                      $ 1,652    $     546,199    $       -
    Share options exercised                                       735            3,666
    Issuance of stock options                                     -             34,000        (34,000)
    Stock-based compensation                                      -                -           17,782
    Net loss                                                      -                -              -
                                                              -------    -------------    -----------

BALANCE, DECEMBER 31, 1998                                      2,387          583,865        (16,218)
    Conversion - non-voting shares to voting                     (590)             -              -
    Issuance of common stock                                      100          101,914        (87,014)
    Share options exercised                                       137           26,305            -
    Issuance of stock options                                     -            435,161       (435,161)
    Stock-based compensation                                      -                -          138,185
    Increase in carrying value of redeemable
        convertible preferred stock                               -           (176,439)           -
    Net loss                                                      -                -              -
                                                              -------    -------------    -----------

BALANCE, DECEMBER 31, 1999                                      2,034          970,806       (400,208)
    Conversion - nonvoting shares to voiting                   (6,206)             -              -
    Issuance of common stock, net of offering costs               557       87,236,636            -
    Share options exercised                                     3,932        1,197,222            -
    Issuance of stock options                                     -            712,803       (712,803)
    Issuance of warrants                                          -             12,716            -
    Conversion of Series A redeemable convertible
        preferred stock to voting common stock                    -          4,349,079            -
    Conversion of Series B redeemable convertible
        preferred stock to voting common stock                    -         10,047,108            -
    Beneficial conversion feature of Series B
        redeemable convertible preferred stock                    -          9,981,888            -
    Accretion of beneficial conversion feature of
        Series B redeemable convertible preferred stock           -         (9,981,888)           -
    Warrant interest amortization                                 -              9,826            -
    Adjustment of deferred compensation for options,
        for variable stock options and restricted stock           -          1,886,207     (1,886,207)
    Amortization of deferred compensation
        on stock options and restricted stock                     -                -        1,578,864
    Increase in carrying value of redeemable
        convertible preferred stock                               -           (387,442)           -
    Retirement of treasury stock                                 (317)        (118,433)           -
    Net loss                                                      -                -              -
                                                              -------    -------------    -----------

BALANCE, DECEMBER 31, 2000                                    $   -      $ 105,916,528    $(1,420,354)
                                                              =======    =============    ===========

                                                                              TREASURY STOCK
                                                           ACCUMULATED     ---------------------
                                                             DEFICIT        SHARES       AMOUNT         TOTAL

BALANCE, JANUARY 1, 1998                                  $   (291,375)     567,800   $ (119,000)   $    139,391
    Share options exercised                                        -            -            -             4,401
    Issuance of stock options                                      -            -            -               -
    Stock-based compensation                                       -            -            -            17,782
    Net loss                                                  (566,754)         -            -          (566,754)
                                                          ------------     --------      -------    ------------

BALANCE, DECEMBER 31, 1998                                    (858,129)     567,800     (119,000)       (405,180)
    Conversion - non-voting shares to voting                       -            -            -               -
    Issuance of common stock                                       -            -            -            15,000
    Share options exercised                                        -            -            -            26,442
    Issuance of stock options                                      -            -            -               -
    Stock-based compensation                                       -            -            -           138,185
    Increase in carrying value of redeemable
        convertible preferred stock                                -            -            -          (176,439)
    Net loss                                                (1,315,015)         -            -        (1,315,015)
                                                          ------------     --------      -------    ------------

BALANCE, DECEMBER 31, 1999                                  (2,173,144)     567,800     (119,000)     (1,717,007)
    Conversion - nonvoting shares to voiting                       -            -            -               -
    Issuance of common stock, net of offering costs                -            -            -        87,242,943
    Share options exercised                                        -            -            -         1,201,257
    Issuance of stock options                                      -            -            -               -
    Issuance of warrants                                           -            -            -            12,716
    Conversion of Series A redeemable convertible
        preferred stock to voting common stock                     -            -            -         4,352,688
    Conversion of Series B redeemable convertible
        preferred stock to voting common stock                     -            -            -        10,048,696
    Beneficial conversion feature of Series B
        redeemable convertible preferred stock                     -            -            -         9,981,888
    Accretion of beneficial conversion feature of
        Series B redeemable convertible preferred stock            -            -            -        (9,981,888)
    Warrant interest amortization                                  -            -            -             9,826
    Adjustment of deferred compensation for options,
        for variable stock options and restricted stock            -            -            -               -
    Amortization of deferred compensation
        on stock options and restricted stock                      -            -            -         1,578,864
    Increase in carrying value of redeemable
        convertible preferred stock                                -            -            -          (387,442)
    Retirement of treasury stock                                   -       (567,800)     119,000             -
    Net loss                                               (10,673,530)         -            -       (10,673,530)
                                                          ------------     --------      -------    ------------

BALANCE, DECEMBER 31, 2000                                $(12,846,674)         -        $   -      $(91,669,011)
                                                          ============     ========      =======    ============



See notes to consolidated financial statements.

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                 2000            1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $(10,673,530)   $(1,315,015)   $  (566,754)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation expense                                      939,992        272,548         93,809
        Loss on sale of property and equipment                      6,403          9,840            -
        Expense related to stock options and
            restricted stock and warrants                       1,601,317        138,185         17,782
        Deferred income tax benefit                               (22,121)      (623,223)      (391,291)
        Changes in assets and liabilities:
            Accounts receivable                                (6,422,530)    (1,090,157)    (1,184,462)
            Prepaid expenses                                     (965,115)      (222,473)           -
            Other current assets                                   95,005       (146,208)        (1,362)
            Deposits                                             (506,353)       (57,113)        (4,046)
            Accounts payable                                      685,107         11,020        346,669
            Accrued liabilities                                   336,766        360,061        235,172
            Deferred revenue                                    3,454,942         72,395      1,388,375
                                                              -----------     ----------    -----------

                      Cash flows from operating activities    (11,470,117)    (2,590,140)       (66,108)
                                                              -----------     ----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         (4,054,657)    (1,342,908)       (71,505)
    Proceeds from sale of property and equipment                    5,730          9,621            -
    Decrease (increase) in loan to shareholder                     69,360        (65,000)           -
                                                              -----------     ----------    -----------

                      Cash flows from investing activities     (3,979,567)    (1,398,287)       (71,505)
                                                              -----------     ----------    -----------


                                                                     (Continued)

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------

                                                                  2000             1999         1998

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments on capital lease obligations                      (113,784)      (105,532)     (88,390)
    Proceeds from line of credit                                1,500,000        618,239      140,509
    Repayments on line of credit                               (2,050,000)      (268,239)         -
    Proceeds from notes payable                                       -           92,363       29,415
    Proceeds from equipment loan facility                       1,135,000        960,547          -
    Repayments on equipment loan facility                        (553,240)      (156,778)     (35,000)
    Restricted cash                                            (1,574,021)           -            -
    Proceeds from sale of  Series A redeemable
        convertible preferred stock, net of expenses                  -        3,918,615          -
    Proceeds from sale of  Series B redeemable
        convertible preferred stock, net of expenses            9,918,888            -            -
    Proceeds from initial public offering, net of
        offering costs                                         83,692,932            -            -
    Proceeds from issuance of common stock                      3,550,011         15,000          -
    Proceeds from issuance of warrants                                 90            -            -
    Proceeds from share options exercised                       1,201,257         17,480        4,401
                                                             ------------    -----------    ---------
                      Cash flows from financing activities     96,707,133      5,091,695       50,935
                                                             ------------    -----------    ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        81,257,449      1,103,268      (86,678)

BEGINNING CASH AND CASH EQUIVALENTS                             1,398,937        295,669      382,347
                                                             ------------    -----------    ---------
ENDING CASH AND CASH EQUIVALENTS                             $ 82,656,386    $ 1,398,937    $ 295,669
                                                             ============    ===========    =========
SUPPLEMENTAL INFORMATION ON NONCASH
    INVESTING AND FINANCING TRANSACTIONS:
    Acquisition of equipment through capital
        leases                                               $        -      $    14,581    $ 296,814
                                                             ============    ===========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for income taxes                               $        -      $   151,296    $     -
                                                             ============    ===========    =========

    Cash paid for interest                                   $    280,093    $    83,995    $  59,910
                                                             ============    ===========    =========

                                                                     (Concluded)

See notes to consolidated financial statements.

INFORMAX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      Nature of the Business - InforMax, Inc., ("InforMax" or the "Company") is a global provider of bioinformatic software solutions for genomic and biomolecular research. InforMax was incorporated in Delaware in May 1990 and its subsidiary, InforModus SARL, was organized under the tax laws of France in 1997. The Company is headquartered in Rockville, Maryland, and has sales offices in Rockville, Maryland; San Francisco, California; San Diego, California; Denver, Colorado; Boston, Massachusetts; and Oxford, England.

      In October 2000, the Company completed its initial public offering (IPO) and realized proceeds of approximately $83,693,000, net of underwriting discounts and commissions and related expenses, from the sale of 5,750,000 shares of its common stock.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of InforMax, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

      Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting and in conformity with accounting principles generally accepted in the United States of America.

      Revenue Recognition - The Company derives revenue principally from four sources: software licensing, maintenance fees, training, and consulting services primarily under government contracts. Software licensing, maintenance fees, and training are presented as software license and customer support on the Consolidated Statements of Operations. Consulting services are presented as professional services on the Consolidated Statements of Operations.

      The Company recognizes revenue based on the provision of Statement of Position (SOP) No. 97-2, Software Revenue Recognition (as amended and interpreted). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. During 1998, maintenance revenue was recognized together with the initial licensing fee, on delivery of the software when all of the following were met: (1) the maintenance fee was included with the initial licensing fee, (2) the maintenance revenue to be recognized was for one year or less, (3) the estimated cost of providing maintenance during the arrangement was insignificant, and (4) any unspecified upgrades were expected to be minimal. Revenues from software maintenance contracts that extended beyond one year were recognized ratably over the maintenance period. During 1999, due to the introduction of and increased sales of new products, the Company increased its maintenance support staff, and as a result, the estimated cost of providing maintenance during the arrangement was no longer deemed insignificant. Therefore beginning in January 1999, revenues from all software maintenance contracts were recognized ratably based upon vendor-specific objective evidence of fair value and recorded over the maintenance period.

      In circumstances where fair market values for undelivered elements of a multiple element contract are not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case revenue is recognized ratably over the remaining maintenance period. Maintenance contracts provide for technical support and periodic unspecified upgrades. Amounts received in advance of the delivery of products or performance of services are classified as deferred revenues.

      Training is provided on a daily fee basis with revenue recognized as the services are provided.

      During 1998, the Company's consulting services revenue under government contracts related to services provided under a time and material subcontract and a cost-plus-fixed-fee subcontract. During 1999, the cost-plus-fixed-fee subcontract was converted at the time of renewal to a time-and-materials contract. The time-and-materials subcontract was renewed in 2000. Revenue under the time-and-materials subcontracts is recognized based on contractual rates as the services are provided. Revenue under the cost-plus-fixed-fee subcontract is recognized as recoverable costs are incurred, including a proportionate amount of the fixed fee. Billings under cost reimbursement contracts are based on provisional rates.

      Unbilled Receivables - The Company has unbilled receivables of approximately $1,614,000 included in accounts receivable. Unbilled receivables consist of amounts owed to InforMax for which product has been delivered; but for which contractual billing criteria have not yet been met. All amounts are billable in one year or less.

      Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on property and equipment is computed on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the terms of the related lease. Repairs and maintenance are expensed as incurred; major improvements and betterments are capitalized.

      Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After the technological feasibility has been established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Through December 31, 2000, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

      Income Taxes - The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value in conformity with accounting principles generally accepted in the United States of America and tax values of assets and liabilities using enacted tax rates for the period in which the differences are expected to reverse. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criterion.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Restricted Cash - The Company has cash that is restricted in use. The restricted cash is collateral for letters of credit related to certain operating leases. Accordingly, these amounts are classified as restricted cash in the accompanying balance sheet.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risks consist principally of cash, cash equivalents, and accounts receivable. The Company generally does not require collateral on accounts receivable as the majority of its customers are well-established companies, colleges, universities, and government entities.

      Stock-Based Compensation - In February 1999, the Board of Directors instituted an Equity Incentive Plan (the Plan) intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. In addition, the Company has issued nonqualified stock options.

      The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, recognizes compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. Pro forma information is provided for employee stock option grants made in 2000, 1999, and 1998, as if the fair value based method defined in SFAS No. 123 had been applied.

      The Company accounts for options granted to nonemployees in accordance with SFAS 123, and accordingly, recognizes the related expense based upon the fair value of the option.

      Evaluation of Long-lived Assets - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists at December 31, 2000 and 1999.

      Fair Value of Financial Instruments - The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, lines of credit, notes payable, and long-term debt approximate their carrying values. Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, current estimates of fair value may differ significantly from the amounts presented herein.

      Advertising - The Company expenses all advertising costs as incurred. Total advertising expense was approximately $830,000, $612,000, and $83,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

      Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the year. Actual results could vary from the estimates that were used.

      Redeemable Convertible Preferred Stock - The Company accreted the increase in the carrying value of its Series A and B Redeemable Convertible Preferred Stock through a charge to additional paid-in capital based upon the redemption dates prescribed in the Series A and B Preferred Stock Agreement. The period of accretion began on the June 1999 and August 2000 issue dates for Series A and B, respectively, and ended with the conversion of both classes to common stock prior to the closing of the IPO.

      Reclassifications - Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

      Comprehensive Income - The Company has no elements of comprehensive income other than net loss.

      Net Loss Per Share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented. The weighted average number of common shares outstanding and potential dilutive shares were 18,133,304, 17,261,716 and 4,685,323 relating to stock options and redeemable convertible preferred stock in 2000, 1999, and 1998, respectively. For the years ended December 31, 2000, 1999, and 1998, the Company incurred a net loss; therefore, potential common shares are not included in the calculation of the diluted net loss per common share.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statement of Financial Accounting Standards No. 137, this standard will be effective for the Company for fiscal years and quarters beginning after December 31, 2000, and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the impact of the adoption of SFAS No. 133 and determined that the application of this new standard will not have a material impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements". This SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material impact on the Company's financial statements.

2.    INCOME TAXES

      The components of the benefit for income taxes for the years ended December 31 were as follows:

                                                Year Ended December 31,
                                       -----------------------------------------
                                         2000            1999             1998

Current benefit:
    Federal                            $(21,946)      $ (86,495)      $     -
    State                                (6,936)        (16,625)            -
                                       --------       ---------       ---------

           Total current benefit        (28,882)       (103,120)            -
                                       --------       ---------       ---------

Deferred benefit:
    Federal                             (22,121)       (504,380)       (324,627)
    State                                   -          (118,843)        (66,664)
                                       --------       ---------       ---------

           Total deferred benefit       (22,121)       (623,223)       (391,291)
                                       --------       ---------       ---------

Total benefit for income taxes         $(51,003)      $(726,343)      $(391,291)
                                       ========       =========       =========

      At December 31 the components of the Company's deferred tax assets and deferred tax liabilities were as follows:

                                                    2000               1999             1998

Deferred tax assets:
    Deferred revenue                            $  2,033,966       $   699,667       $ 449,643
    Compensation relating to stock options           148,093            84,838          64,341
    Net operating losses                          10,862,625           493,401         110,450
    Other assets                                      84,374            36,232          29,293
                                                ------------       -----------       ---------

           Total deferred tax assets              13,129,058         1,314,138         653,727
                                                ------------       -----------       ---------

Deferred tax liabilities:
    Accelerated depreciation                         (64,537)          (36,259)         (8,033)
                                                ------------       -----------       ---------

           Total deferred tax liabilities            (64,537)          (36,259)         (8,033)
                                                ------------       -----------       ---------

Net deferred tax assets before
    valuation allowance                           13,064,521         1,277,879         645,694

Valuation allowance                              (11,764,521)              -               -
                                                ------------       -----------       ---------

Net deferred tax assets                         $  1,300,000       $ 1,277,879       $ 645,694
                                                ============       ===========       =========


        At December 31, 2000 and 1999, respectively, the Company had net federal operating loss carryforwards of approximately $28,127,000, expiring in 2020 and $1,277,600 expiring in 2019. Approximately $21,000,000 of net operating loss carryforwards which expire in 2020 are the result of the exercise of non-qualified stock options. A valuation allowance was provided in 2000 to account for deferred tax assets for which realization is not more likely than not.

        The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income taxes as a result of the following:

                                                            2000        1999        1998

Statutory U.S. Federal rate                                (34.0)%     (34.0)%     (34.0)%

    (Increase) decrease in taxes resulting from:
        State income taxes - net of Federal benefit         (4.6)       (4.3)       (4.6)
        Stock options                                      (66.8)        -           -
        R&D credits                                           -          -          (2.4)
        Other                                               (4.8)        2.8         0.2
        Valuation allowance                                109.7         -           -
                                                           -----       -----       -----

Effective tax rate                                          (0.5)%     (35.5)%     (40.8)%
                                                           =====       =====       =====

3.    STOCKHOLDERS' EQUITY

      Common Stock - In February 1999, the Board of Directors approved a 100:1 stock split of all of the shares of the common stock of the Company issued and outstanding. Further, the Board of Directors approved the exchange of 590,178 shares of nonvoting common stock for 590,178 shares of voting common stock by the President/Chief Executive Officer. In September 2000, the Board of Directors approved a 1.67:1 stock split of all of the shares of the common stock of the Company issued and outstanding. In connection with this stock split, the Board of Directors approved the increase in the number of authorized shares of voting common stock to 100 million shares. Shares issued and outstanding have been adjusted retroactively for all periods presented to reflect the stock splits.

      In 1999, the Board of Directors granted 100,200 shares of restricted stock to two consultants of the Company. The restricted stock vests over a four-year period and is subject to service and performance requirements. At the time of grant, the restricted stock and deferred compensation relating to the issuance of the restricted stock was recorded based on the estimated fair market value of the Company's common stock. The Company recognizes compensation expense related to the restricted stock on a monthly basis as the stock is earned and vests, based upon the difference between the price paid at the original date of issuance and the estimated fair market value of the common stock at the end of each subsequent month. Deferred compensation expense is adjusted monthly to reflect the amount of compensation expense recognized and the change in the estimated fair market value of the Company's common stock with respect to the unvested restricted stock. In relation to the issuance of this restricted stock, the Company received $15,000 in cash and recorded compensation expense of approximately $283,000 and $32,000 during 2000 and 1999, respectively, and deferred compensation of approximately $222,000 and $55,000 for 2000 and 1999, respectively.

      Stock Warrants - In 2000, the Company issued 40,080 warrants under two separate agreements to nonemployee advisors. In relation to the issuance of these warrants, the Company recorded consulting expense of $12,626 and warrant interest amortization of $9,826 (see Note 6). At December 31, 2000, all of the 40,080 warrants were outstanding.

      Stock Options - On February 10, 1999, the Board of Directors also instituted an Equity Incentive Plan (the Plan). The Plan, as amended, provides for up to 8,179,000 shares of common stock of the Company for the granting of restricted stock and incentive stock options to purchase common stock. The exercise price per share for an incentive stock option must be equal to or greater than the estimated fair market value, as determined by the Plan Committee, on the date of grant.

      Unless otherwise approved by the Board of Directors, all stock options and other stock equivalents issued pursuant to agreements executed by the Company to employees, Directors, consultants, and other service providers shall be subject to vesting as follows: (a) twenty-five percent (25%) of such stock shall vest at the end of the first year following the earlier of the date of issuance or such person's service commencement date with the Company, and (b) seventy-five (75%) of such stock shall vest ratably over the remaining three year period subsequent to the end of the first year described in (a).

      During 1999, the Company granted 175,350 stock options under three separate nonqualified stock option agreements, one of which is with a nonemployee director, the other two were with nonemployee advisors. The nonemployee director compensation expense was determined based upon the difference between the exercise price and the estimated fair market value of the common stock at the date of grant. The Company recognized compensation expense related to the nonemployee advisors nonqualified stock options on a monthly basis as the options are earned and vest, based upon the fair value of the options earned calculated using the Black-Scholes pricing model. Deferred compensation expense is adjusted monthly to reflect the amount of compensation expense recognized and the change in the estimated fair value for the unvested nonqualified stock options. Changes in the fair value of the unvested nonqualified stock options could result in an increase in future compensation changes. All of these options were granted for a ten-year period and vest over either three, four, or five years which coincides with the period of performance. During 2000, both of the nonemployee advisors terminated their service agreements; 95,080 options were forfeited and 55,220 options were exercised. As of December 31, 2000, the number of remaining options to vest in each year is as follows:

                          2001                                                4,968
                          2002                                                2,950
                          2003                                                1,524
                          2004                                                  418

      In relation to the issuance of the options to the nonemployee director, the Company recorded compensation expense of approximately $2,600 and $2,000 during 2000 and 1999, respectively, and deferred compensation of approximately $3,000 and $6,000 was included in stockholders' equity (deficit) at 2000 and 1999, respectively. In relation to the issuance of options to the nonemployee advisors, the Company recorded compensation expense of approximately $121,000 and $51,000 during the years ended 2000 and 1999, respectively, and deferred compensation of approximately $-0-and $81,000, was included in stockholders' equity (deficit) at 2000 and 1999, respectively.

      In 2000, the Company granted 30,000 stock options under seven separate nonqualified stock option agreements to nonemployee advisors. These grants were fully vested, nonforfeitable and fully exercisable. In relation to the issuance of the options, the Company recorded compensation expense of approximately $62,000 in 2000.

      The Company recorded compensation expense related to employee options granted during 2000 and 1999, respectively, with exercise prices below the estimated fair market value at the dates of grant in the amount of approximately $1,110,000 and $36,000, and deferred compensation in the amount of $1,196,000 and $259,000, which was included in stockholders' equity (deficit) at 2000 and 1999, respectively.

      Option transactions are summarized as follows:

                                                                                            WEIGHTED AVERAGE
                                                                             SHARES           EXERCISE PRICE
                                                                           -----------     -------------------
Options outstanding, January 1, 1998                                         1,676,847          $ 0.006
    Options granted                                                            167,000            0.006
    Options exercised                                                         (734,967)           0.006
                                                                            ----------

Options outstanding, December 31, 1998                                       1,108,880            0.006
    Options granted                                                         14,932,487            0.299
    Options forfeited or cancelled                                            (111,624)           0.299
    Options exercised                                                         (136,940)           0.128
                                                                            ----------

Options outstanding, December 31, 1999                                      15,792,803            0.280
    Options granted                                                          2,050,791            8.390
    Options forfeited or cancelled                                            (142,788)           1.260
    Options exercised                                                       (4,035,286)           0.300
                                                                            ----------

Options outstanding, December 31, 2000                                      13,665,520            0.370
                                                                            ==========

Options exercisable as of December 31, 1998                                    942,000
                                                                            ==========

Options exercisable as of December 31, 1999                                 13,176,000
                                                                            ==========

Options exercisable as of December 31, 2000                                 11,314,000
                                                                            ==========

Options available for future grant at December 31, 2000                      2,304,967
                                                                            ==========

      At December 31, 2000, options outstanding were as follows:

                                                                         WEIGHTED AVERAGE
                                               NUMBER                    AVERAGE REMAINING
     EXERCISE PRICE                          OUTSTANDING                 CONTRACTUAL LIFE

     $0.006                                      983,720                     6.8 years
     $0.30                                    11,204,016                     8.2 years
     $1.20 - $1.80                               133,579                     9.0 years
     $2.99                                        83,500                     9.1 years
     $5.99                                       211,338                     9.3 years
     $6.37                                       165,330                     9.4 years
     $8.56 - $13.00                               26,170                     9.9 years
     $15.00 - $29.38                             857,867                     9.8 years
                                             -----------
                                              13,665,520
                                             ===========

      The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted as of December 31, 2000, 1999, and 1998. The Company used the minimum value method permitted by SFAS No. 123 for nonpublic entities for 1998. The weighted average fair value at the date of grant for options granted during 1998 was $0.21. The weighted average exercise price and weighted average fair value at the date of grant for options granted during 2000 and 1999 was as follows:

                                                           2000                                1999
                                              -------------------------------     -------------------------------
                                              EXERCISE PRICE   EXERCISE PRICE     EXERCISE PRICE   EXERCISE PRICE
                                                EQUALS FAIR    LESS THAN FAIR      EQUALS FAIR     LESS THAN FAIR
                                               MARKET VALUE     MARKET VALUE       MARKET VALUE      MARKET VALUE

Weighted average exercise price per share      $   11.989         $   1.618       $     0.299         $   0.299
Weighted average fair value per share          $   11.989         $   4.196       $     0.299         $   0.968
Options granted                                 1,339,313           711,478        14,171,081           758,406

      The weighted average assumptions used for options granted during fiscal years 2000, 1999, and 1998, were as follows:

                                                                2000           1999           1998

Risk-free interest rate                                         5.94 %         5.20%          6.50%
Expected dividend yield                                         0.00 %         0.00%          0.00%
Expected life                                                  1 year        4 years        5 years
Volatility factor                                                 80%            71%             0%

      The pro forma effects of applying SFAS No. 123 for fiscal years 2000, 1999, and 1998 would be as follows:

                                                                     2000                1999              1998

Pro forma net loss                                               $(12,589,959)       $(2,265,691)       $(566,897)
Pro forma net loss applicable to common shares                   $(22,959,289)       $(2,442,130)       $(566,897)
Pro forma net loss per common share - basic
    and diluted                                                  $      (2.46)       $     (0.63)       $   (0.16)

4.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On June 22, 1999, the Company entered into a Series A Preferred Stock Purchase Agreement (the Agreement) with a purchaser. The Company authorized, issued, and sold 2,161,265 shares of Series A Redeemable Convertible Preferred Stock (Series A Shares), $.01 par value, for approximately $3,919,000, net of expenses.

      The holder of any of such Series A Shares had the right, at its option at any time, to convert any such shares into the same number of fully paid and nonassessable shares of Common Stock. Each Series A Share was convertible into the number of shares of the Common Stock that would result from dividing the original issue price of the Series A Shares by the conversion price for the Series A Shares in effect at the time of the conversion.

      The holders of the Series A Shares are entitled to receive, out of funds legally available when and if declared by the Board of Directors, cumulative dividends at the annual dividend rate $.148 per share. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, or upon redemption, the holders of the Series A Shares would be entitled first, before any distribution or payment was made on the Common Stock or any other series of capital stock, to be paid out of available funds and assets an amount equal to the "Original Issue Price" for each Series A Share as adjusted for common stock events plus, in the case of each share, an amount equal to all accrued dividends unpaid thereon (whether or not declared) and any other dividends declared but unpaid thereon. The undeclared dividends were being accreted to the redemption value. The 2000 and 1999 accrued dividend of approximately $245,000 and $168,000, respectively, is presented on the consolidated statements of operations as a component of increase in carrying value of redeemable convertible preferred stock as an additional charge to net loss applicable to common shareholders.

      The difference between the carrying amounts of the Series A Shares and the redemption amount, based upon the liquidation amount, represents the cost of issuance, which is being accreted pro rata over the period beginning on June 22, 1999 issuance date and ending on the prescribed redemption date, June 22, 2004. The 2000 and 1999 accretion of approximately $12,000 and $8,000, respectively, is presented on the consolidated statements of operations as a component of increase in carrying value of redeemable convertible preferred stock as an additional charge to net loss applicable to common shareholders.

      On August 16, 2000, the Company entered into a Series B Redeemable Convertible Preferred Stock Purchase Agreement with a purchaser. The Company authorized, issued, and sold 950,747 shares of Series B redeemable Convertible Preferred Stock (Series B Shares), $.01 par value, for approximately $9,919,000, net of expenses. The Series B Shares contained similar rights and privileges as the Company's Series A Shares and were convertible into 1,587,747 shares of common stock of the Company at any time at a conversion price of $6.30. At the time of issuance of the Series B Shares, the deemed fair market value of the underlying common stock was $15.00 per share. Approximately $9,982,000 was allocated to additional paid-in capital as a presumed beneficial conversion feature. As the Series B Shares were convertible at any time, the entire beneficial conversion feature was immediately accreted to the Series B Shares on August 16, 2000. In connection with the issuance of the Series B Shares, the Company entered into joint development and marketing agreements. The accreted costs of issuance and the accrued dividend for 2000 of approximately $3,000 and $127,000, respectively, are presented on the Consolidated Statements of Operations as a component of increase in carrying value of redeemable convertible preferred stock as an additional charge to net loss applicable to common shareholders.

      Immediately prior to the closing of the IPO, all of the Company's outstanding shares of preferred stock were converted into shares of the Company's common stock.

5.    LEASE COMMITMENTS

      Total rental expense under all office leases for fiscal years 2000, 1999, and 1998, was approximately $833,000, $321,000, and $118,000, respectively. At December 31, 2000, future minimum lease payments required under noncancelable leases were as follows:

YEAR ENDED DECEMBER 31,

         2001                                               $   2,426,851
         2002                                                   2,495,854
         2003                                                   2,551,208
         2004                                                   2,644,337
         2005                                                   2,559,701
         Thereafter                                            12,270,869
                                                            -------------
Total minimum lease payments                                $  24,948,820
                                                            =============

      The rental agreement requires that the Company maintain certain letters of credit totaling $1,380,600. The irrevocable standby letters of credit are secured by the Company's restricted cash (see Note 1) and expire September 8, 2001.

      The Company obtained additional three years office space leases in 2001 with future minimum lease payments of approximately $1,460,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

      Capital Leases - The Company is obligated under capital leases for computers and other equipment. The following is a summary of assets under capital leases:

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                        2000               1999

Computer equipment                                                   $ 343,475          $ 368,723
Office equipment                                                        15,524             31,151
                                                                     ---------          ---------

           Total                                                       358,999            399,874

Less: Accumulated depreciation and amortization                       (294,972)          (222,321)
                                                                     ---------          ---------

Assets under capital lease - net                                     $  64,027          $ 177,553
                                                                     =========          =========


      Assets under capital lease are depreciated or amortized over three- to five-year lives, with expense totaling approximately $107,000, $129,000, and $85,000 for the years ended 2000, 1999, and 1998, respectively.

      The future minimum lease payments under capital leases are computed as follows:

YEAR ENDED DECEMBER 31,

       2001                                                             $ 85,157
       2002                                                               14,502
                                                                        --------

                                                                          99,659

Less: Interest                                                            (7,942)
                                                                        --------

Present value of future minimum
    capital lease payments                                                91,717

Less:  Current portion                                                   (77,729)
                                                                        --------

Capital lease obligation, net of current portion                        $ 13,988
                                                                        ========

6.    LINE OF CREDIT AND EQUIPMENT LOAN FACILITY

      In May 1999, the Company paid off the outstanding amount on their original line of credit and outstanding note payable and obtained a new line of credit consisting of a secured revolving credit line and equipment line of credit. The Company has pledged property and equipment, trademarks and accounts receivable as collateral for these agreements.

      In 1999, the Company borrowed approximately $961,000 against the equipment loan facility of $1,000,000. Any outstanding amounts within the first six months of the loan plus accrued interest were converted to a term loan. Borrowings under this note are secured by equipment of the Company, bear interest at prime plus 1.25% (9.75% at December 31, 1999) and are subject to certain financial covenants. In November 1999, all equipment line advances then outstanding, plus any accrued interest, were converted to a term loan. The Term Loan provides for repayments of principal and interest in thirty equal monthly installments. The Company must also maintain various financial covenants, including minimum cash balance and certain financial ratios. In addition, the Company cannot declare or pay dividends on, or make any distribution with respect to, any class of its equity during the term of this facility.

      At December 31, 1999, the amount outstanding under the revolving credit line was $550,000 payable by May 2000 with accrued interest due and payable monthly. Borrowings under this note bear interest at prime plus 1% (9.5% at December 31, 1999) and are subject to certain financial covenants.

      In June 2000, the Company amended the 1999 line of credit agreement in connection with a $3 million bridge loan. This amendment provides a $3 million bridge loan to fund the Company's operating expenses. The Company did not borrow on the bridge loan during 2000 and the bridge loan expired in December of 2000. In connection with the bridge loan the Company issued to the bank warrants to purchase up to 15,030 shares of common stock for $0.006 per warrant. The warrants are initially exercisable at $5.99 per share, subject to adjustment for certain dilutive issuances. The fair value of the warrants granted was estimated at $9,826 on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rate of 5.74%, expected dividend yield of 0%, expected life of one year and expected volatility of 93%. The fair value of the warrants were amortized to additional paid-in capital over the period of the bridge loan. The bank was also issued certain registration rights enabling them to request the Company to include the common stock underlying their warrants in a registration statement filed by the Company.

      The following represents the maturities of the equipment loan facility:

YEAR ENDED DECEMBER 31,                      PRINCIPAL DUE

       2001                                   $  854,000
       2002                                      624,974
       2003                                       63,333
                                              ----------

           Total                              $1,542,307
                                              ==========


7.    RELATED PARTY TRANSACTIONS

      The Company had an arrangement with another company, the president of which was a former member of the Company's Board of Directors, whereby the other company provides advisory and fiduciary oversight services to the Company at an average monthly fee of $2,500. This arrangement ended and was paid in full during July 1999. Total fees paid to the other company under this arrangement totaled $50,000 for the year ended 1999.

      The Company engaged a law firm during 2000, 1999 and 1998. An attorney at the firm is also a shareholder of the Company. The Company incurred approximately $397,000, $227,000 and $19,000 in expense to the firm and the Company's accrued liability to the firm was approximately $139,000, $21,000 at 2000 and 1999, respectively.

      The Company had an arrangement with a shareholder of the Company whereby the shareholder provides consulting services to the Company. Total fees paid to the shareholder under this arrangement totaled approximately $38,000, $50,000 and $8,000 for the years ended 2000, 1999 and 1998, respectively, and the Company's accrued liability to the shareholder was approximately $4,000 at December 31, 1998. This arrangement ended and was paid in full during September 2000.

      Beginning in 1999, the Company had an arrangement with a nonqualified stock option holder of the Company whereby the option-holder provides consulting services to the Company at an average monthly fee of approximately $4,000. Total fees paid to the option-holder under this arrangement totaled approximately $38,000 and $21,000 for the years ended 2000 and 1999, respectively. This arrangement ended and was paid in full during September 2000.

      In April 1999, the Company loaned the president of the Company $65,000, which is to be paid in full with all unpaid, accrued interest by April 2004. The interest rate of this note is prime plus 1% (9.5% at December 31, 1999). Interest income earned during 1999 and receivable at December 31, 1999 was approximately $4,000. In April 2000, the president of the Company paid $65,000 toward the interest and principal outstanding under the loan. In July 2000, the remaining principal and interest of approximately $6,000 was repaid.

8.    BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

      The Company operates in one industry segment, the development and sale of computer software programs and related services.

      Two customers accounted for approximately 14% and 10% of total accounts receivable at 2000 and another customer accounted for approximately 14% of total accounts receivable at 1999, and two other customers accounted for 26% and 23% of total accounts receivable at 1998.

      One customer accounted for approximately 10% and 19% of total revenue for the year ended 2000 and 1999, respectively. This customer and another customer accounted for 20% and 14% of total revenue respectively, for the year ended 1998. There were no sales to any individual country except for the United States where such sales accounted for 10% or more of total revenue.

      Substantially all assets are held in the United States at 2000, 1999 and 1998.

      Revenues by geographic destination and as a percentage of total revenues are as follows:

                                                                              YEAR ENDED
                                                        --------------------------------------------------------
                                                               2000               1999              1998

Geographic Area by Destination

    United States                                             $12,799,112        $ 8,513,617        $2,882,439
    International                                               4,348,477          1,500,808         1,243,806
                                                              -----------        -----------        ----------

                                                              $17,147,589        $10,014,425        $4,126,245
                                                              ===========        ===========        ==========

                                                                               YEAR ENDED
                                                        --------------------------------------------------------
                                                               2000               1999              1998

Geographic Area by Destination

    United States                                               76 %               85 %              70 %
    International                                               24 %               15 %              30 %
                                                               ---                ---               ---

                                                               100 %              100 %             100 %
                                                               ===                ===               ===

9.    COMMITMENTS AND CONTINGENCIES

      Employment Agreements - Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, three employees of the Company have employment agreements that entitle these individuals to specified amounts of severance if such individuals are terminated.

      Government Audits - Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. For the years ended 2000, 1999, and 1998, no audits of costs and the related payments have been performed by the various agencies. At December 31, 1998, the Company accrued a potential liability for billings in excess of costs incurred of approximately $80,000 related to a cost-plus-fee contract. In July 1999, this contract was converted to a time and material based contract by signing new agreements. Any potential liabilities from the prior contract ceased under the new agreements. At December 31, 2000, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company's financial position, results of operations, or liquidity.

      Litigation - In late 1998, litigation was filed in France by a former sales representative. A hearing was held in 1999, and according to the decision of the French court, the Company has been directed to pay $228,600 to the former representative. The liability of approximately $229,000 was accrued at December 31, 1999 and paid in full on June 20, 2000.

      In the ordinary course of conducting its business, the Company becomes involved in litigation and administrative proceedings. It is the opinion of the Company's management that the outcome of these proceedings, individually, or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

10.   RETIREMENT PLAN

      Effective January 1, 1999, the Company established a 401(k) retirement plan (the Plan) covering all eligible employees, as defined. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions and are immediately 100% vested. The Company may make matching, nonelective or discretionary contributions to the Plan. In general, matching and discretionary contributions made by the Company vest ratably over a three-year period. The Company did not make a contribution under this Plan for 2000 and 1999.

11.   VALUATION AND QUALIFYING ACCOUNTS

      The following table sets forth activity in the Company's allowance for doubtful accounts receivable:

                                                 BALANCE AT                                        BALANCE AT
                                                 BEGINNING       CHARGES TO                          END OF
                                                 OF PERIOD         EXPENSE        DEDUCTIONS         PERIOD
                                               ---------------  --------------   --------------  ---------------

Year ended:
    December 31, 1998                             $   -            $  -              $ -            $    -
    December 31, 1999                              15,000             -                -              15,000
    December 31, 2000                              15,000           5,000              -              20,000

12.   QUARTERLY INFORMATION (UNAUDITED)

      The following are the unaudited quarterly results of operations for the fiscal years ended December 31, 2000 and 1999, respectively:

                                                                     QUARTER ENDED
                                         ------------------------------------------------------------------------
                                           MARCH 31        JUNE 30            SEPTEMBER 30        DECEMBER 31
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

2000:
    Revenues                                 $ 3,208             $ 3,301             $  4,873             $ 5,765
    Gross profit                               2,683               2,714                4,248               5,069
    Operating expenses                         5,089               6,264                6,398               8,830
    Net loss                                  (2,450)             (3,619)              (2,220)             (2,384)
    Net loss applicable to
        common shares                         (2,534)             (3,703)             (12,338)             (2,404)
    Basic net loss per
        common share                           (0.61)              (0.59)               (1.55)              (0.13)
    Diluted net loss per common
        share                                  (0.61)              (0.59)               (1.55)              (0.13)

1999:
    Revenues                                   1,590               2,891                1,915               3,619
    Gross profit                               1,177               2,427                1,422               2,973
    Operating expenses                         1,632               2,010                2,612               3,754
    Net income (loss)                           (337)                255                 (740)               (493)
    Net income (loss) applicable
        to common shares                        (337)               0.07                 (829)               (575)
    Basic net income (loss) per
        common share                           (0.09)               0.04                (0.21)              (0.14)
    Diluted net income (loss) per
        common share                         $ (0.09)            $  0.04             $  (0.21)            $ (0.14)



                                   * * * * * *

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                 INFORMAX, INC.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information responsive to this Item is set forth in Part I of this Annual Report under the caption "Item 1. Business--Directors and Executive Officers" and is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)      1.FINANCIAL STATEMENTS

               The information required by this item is included in Item 8 of
Part II of this Form 10-K.

        2.FINANCIAL STATEMENT SCHEDULE

               None.

b)      REPORTS ON FORM 8-K:

               None.

c)      EXHIBITS

               See Exhibit Index attached. The exhibits listed in the attached
        Exhibit Index are filed or incorporated by reference as part of this report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rockville, State of Maryland, on March 26, 2001.

                                      INFORMAX, INC.

                                   By: /S/ Alexander V. Titomirov, Ph.D.
                                       -----------------------------------------
                                           Alexander V. Titomirov, Ph.D.
                                        Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                                          TITLE                                DATE
---------                                          ----                                 -----
                                                Chairman of the Board of Directors      March 26, 2001
 /S/ Alexander V. Titomirov, Ph.D.              and Chief Executive Officer
------------------------------------------      (Principal Executive Officer)
Alexander V. Titomirov, Ph.D.

 /S/ John M. Green                              Chief Financial Officer
------------------------------------------      (Principal Financial Officer)           March 29, 2001
John M. Green


 /S/ James E. Bernstein, M.D.                   Director and President                  March 29, 2001
------------------------------------------
James E. Bernstein, M.D.


 /S/ Harry D'Andrea                             Director                                March 29, 2001
------------------------------------------
Harry D'Andrea


 /S/ Hooks Johnston                             Director                                March 29, 2001
-------------------------------------------
Hooks Johnston


/s/ Andrew Whiteley                             Director                                March 29, 2001
-------------------------------------------
Andrew Whiteley

 /S/ Wei-Wu He, Ph.D.                           Director                                March 27, 2001
-------------------------------------------
Wei-Wu He, Ph.D.


                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
--------        -------------------------------------------------------------------------------------------
3.1 (1)         Restated Certificate of Incorporation

3.2 (1)         Restated Bylaws

4.1 (1)         Specimen Common Stock Certificate

10.1 (2)        Amended Equity Incentive Compensation Plan

10.2 (1)        Amended and Restated Investor Rights Agreement between InforMax, Inc., FBR Technology
                Venture Partners II, L.P. and Amersham Pharmacia Biotech, Inc. dated August 16, 2000

10.3 (1)        Non-Preferred Holder Rights Agreement between InforMax, Inc. and each of the Weiss, Peck &
                Greer entities noted in the Principal Stockholders table dated March 29, 2000

10.4 (1)        Shareholder's Agreement among InforMax, Inc., Dr. Alex Titomirov, Dr. James Bernstein and
                certain other stockholders, and Amendment No. 1 thereto dated August 17, 1999, and
                Amendment No. 2 thereto dated March 29, 2000

10.5 (1)        Loan Agreement between InforMax, Inc. and PNC Bank, National Association dated May 6, 1999,
                Amendment No. 1 thereto dated August 6, 1999, Amendment No. 2 thereto dated November 30,
                1999, Amendment No. 3 thereto dated February 7, 2000, Amendment No. 4 thereto dated
                February 29, 2000 and Amendment No. 5 thereto dated June 19, 2000

10.6 (1)        Second Amended and Restated Revolving Credit Note dated February 7, 2000

10.7 (1)        Third Amended and Restated Line of Credit Note dated February 7, 2000

10.8 (1)        Security Agreement between InforMax, Inc. and PNC Bank, National Association dated May 6,
                1999

10.9 (1)        Office Lease Agreement between InforMax, Inc. and Jemal Cayre 6010 Executive Blvd. L.L.C.
                dated March 31, 1999, Addendum No. 1 thereto dated July 8, 1999 and Addendum No. 2 thereto dated February 1, 2000 and Addendum No. 3 thereto dated May 19, 2000

10.10(1)        Letter Agreement between InforMax, Inc. and Management System Designers, Inc. dated July 9,
                1999, in connection with services to be provided to the National Center for Biotechnology
                Information (NCBI), addendum thereto dated November 22, 1999, addendum thereto dated
                November 22, 1999, addendum dated July 26, 2000, and addendum dated as of September 18, 2000



10.11 (3)       Letter Agreement dated October 10, 2000 and Letter Agreement dated November 7, 2000, between InforMax, Inc. and Management System Designers, Inc., amending the Letter Agreement between the parties dated July 9, 1999, as amended***

10.12 (1)       Technical Services Agreement between InforMax, Inc. and Unisys Corporation dated April 18,
                2000 in connection with services to be provided to the National Center for Biotechnology
                Information (NCBI)

10.13 (1)       Warrant Purchase Agreement between InforMax, Inc and PNC Bank, National Association dated
                June 19, 2000

10.14 (1)       Joinder Agreement between InforMax, Inc. and Paul Capital Partners VI Holdings dated June
                13, 2000

10.15 (1)       Joinder Agreement between InforMax, Inc. and Cogene Biotech Ventures, L.P. dated June 29,
                2000

10.16 (1)       Joinder Agreement between InforMax, Inc. and Gene Fund, LP, Kenson Venture, LLC and
                VitalBio Holdings, Inc. dated June 23, 2000

10.17 (1)       Data Analysis Products Development and Distribution Agreement dated August 16, 2000 between
                InforMax, Inc. and Amersham Pharmacia Biotech, Inc.

10.18 (3)       Addendum to Data Analysis Product Development and Distribution Agreement dated February 9,
                2001 between InforMax, Inc. and Amersham Pharmacia Biotech, Inc.

10.19 (1)       Sublease between PG&E Generating Company and InforMax, Inc. dated as of September 21, 2000

10.20 (1)       Commitment letter dated August 14, 2000 from Dr. Alex Titomirov to InforMax, Inc.

10.21 (1)       Joinder Agreement between InforMax, Inc. and Gene Fund, LP dated August 16, 2000

10.22 (1)       Joinder Agreement between InforMax, Inc. and Gene Fund, LP dated as of September 8, 2000

10.23 (1)       Employment Agreement between Timothy Sullivan and InforMax, Inc. dated April 1, 1999

10.24 (3)       Employment Agreement between John Green and InforMax, Inc. dated as of March 2, 2001

10.25 (3)       Sublease Agreement between Discovery Communications, Inc. and InforMax, Inc. dated as of
                February 22, 2001

23.1 (3)        Consent of Deloitte & Touche LLP

----------
(1) Incorporated by reference from InforMax, Inc.'s Registration Statement on Form S-1 (333-41194).

(2) Incorporated by reference from InforMax, Inc.'s Registration Statement on Form S-8 (333-51658).

(3) Filed herewith.


*** Confidential Treatment requested as to certain portions of this Exhibit.