Form 10-Q
period 2001-03-31
INFORMAX INC
filed 2001-05-15
CIK 1088724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

Commission File No. 000-31577

INFORMAX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1687783

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

7600 Wisconsin Avenue, 10th Floor, Bethesda, MD	20814

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 747-4000

Former Address: 6010 Executive Boulevard 10th Floor, Rockville, MD 20852
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

      YES  X     NO ___

The registrant had 20,709,238 shares of common stock outstanding as of April 30, 2001.

TABLE OF CONTENTS

INFORMAX, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
ASSETS	2000	2001

		(unaudited)
Current assets:

Cash and cash equivalents	$82,656,386	$75,475,536

Accounts receivable (net of allowance for doubtful

accounts of $20,000 and $320,100 at December 31, 2000

at March 31, 2001, respectively)	9,063,015	10,200,901

Prepaid expenses	1,187,588	1,270,855

Other current assets	56,278	615,904

Total current assets	92,963,267	87,563,196

Property and equipment, net	4,538,830	7,653,903

Other assets:

Deposits	574,349	273,075

Deferred tax asset, net	1,300,000	1,300,000

Restricted cash

	1,574,021	1,667,325

Total other assets	3,448,370	3,240,400

Total assets	$100,950,467	$98,457,499

	DECEMBER 31,	MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	2001

		(unaudited)
Current liabilities:

Accounts payable	$971,534	$718,982

Accounts payable to related parties	139,395	109,833

Accrued liabilities	1,269,891	1,695,628

Equipment loan facility — current portion	854,000	854,000

Capital lease obligations — current portion	77,729	269,962

Deferred revenue	4,147,760	4,879,279

Total current liabilities	7,460,309	8,527,684

Long-term liabilities:

Equipment loan facility — less current portion	688,307	474,807

Capital lease obligations — less current portion	13,988	504,842

Deferred revenue	1,118,852	1,039,126

Total long-term liabilities	1,821,147	2,018,775

Stockholders’ equity:

Common stock — voting, $0.001 par value — authorized 100,000,000 shares; issued and outstanding 19,510,792 and 20,531,177 shares

for December 31, 2000 and March 31, 2001, respectively	19,511	20,531

Additional paid-in capital	105,916,528	106,063,172

Deferred compensation	(1,420,354)	(1,152,612)

Accumulated deficit	(12,846,674)	(17,020,051)

Total stockholders’ equity	91,669,011	87,911,040

Total liabilities and stockholders’ equity	$100,950,467	$98,457,499

See notes to condensed consolidated financial statements

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2000	2001

Revenues:

Software license and customer support	$2,411,476	$5,663,093

Professional services	797,116	926,745

Total revenues	3,208,592	6,589,838

Cost of revenues:

Software license and customer support	100,426	518,095

Professional services (1)	425,094	468,598

Total cost of revenues	525,520	986,693

Gross profit	2,683,072	5,603,145

Operating expenses:

Selling, general and administrative (2)	3,423,604	8,208,204

Research and development (3)	961,305	1,978,436

Other stock-based compensation	556,291	266,996

Depreciation and amortization	148,284	441,579

Total operating expenses	5,089,484	10,895,215

Loss from operations	(2,406,412)	(5,292,070)

Other income (expense):

Investment earnings	6,503	1,162,854

Interest expense	(44,853)	(37,364)

Other	(5,315)	(6,797)

Total other income (expense)	(43,665)	1,118,693

Loss before income taxes	(2,450,077)	(4,173,377)

Income tax expense	—	—

Net loss	(2,450,077)	(4,173,377)

Increase in carrying value of redeemable

convertible preferred stock	(84,070)	—

Net loss applicable to common shares	$(2,534,147)	$(4,173,377)

Basic and diluted net loss per common share	$(.61)	$(0.21)

Weighted average common shares outstanding -

Basic and diluted	4,125,106	20,396,461

(1)	Cost of revenues — professional services includes stock-based compensation of $4,187 and $747 for the three months ended March 31, 2000 and 2001.

(2)	Selling, general and administrative expenses excludes other stock-based compensation of $538,023 and $264,956 for the three months ended March 31, 2000 and 2001.

(3)	Research and development expenses excludes stock-based compensation of $18,268 and $2,040 for the three months ended March 31, 2000 and 2001.

See notes to condensed consolidated financial statements

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,450,077)	$(4,173,377)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation expense	148,284	441,579

Loss on disposal of property and equipment	4,312	100,000

Expense related to stock options, restricted stock and warrants	560,478	267,743

Changes in assets and liabilities:

Accounts receivable	(902,197)	(1,137,887)

Income tax receivable	21,511	—

Prepaid expenses	27,534	(83,267)

Other current assets	(25,559)	(559,626)

Deposits	(6,216)	301,274

Accounts payable	508,908	(282,114)

Accrued liabilities	(180,095)	425,737

Deferred revenue	898,317	651,793

CASH FLOWS FROM OPERATING ACTIVITIES	(1,394,800)	(4,048,145)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(811,977)	(2,918,434)

Proceeds from disposal of property and equipment	3,629	—

CASH FOWS FROM INVESTING ACTIVITIES	(808,348)	(2,918,434)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on capital lease obligations	(32,250)	(55,131)

Proceeds from line of credit	500,000	—

Proceeds from notes payable	660,000	—

Repayments on equipment loan facility	—	(213,500)

Repayments on notes payable	(59,180)	—

Increase in Restricted cash	—	(93,304)

Proceeds from share options exercised and issuance of warrants	624,875	266,361

Proceeds from issuance of common stock, net of offering costs	125	(118,697)

CASH FLOWS FROM FINANCING ACTIVITIES	1,693,570	(214,271)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(509,578)	(7,180,850)

BEGINNING CASH AND CASH EQUIVALENTS	1,398,937	82,656,386

ENDING CASH AND CASH EQUIVALENTS	$889,359	$75,475,536

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING

AND FINANCING TRANSACTIONS:

Acquisition of equipment through capital leases	$—	$738,218

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$44,853	$39,283

See notes to condensed consolidated financial statements.

INFORMAX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2001

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of InforMax, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended December 31, 2000 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months periods ended March 31, 2001 and 2000, the Company’s financial position at March 31, 2001, and the cash flows for the three months periods ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Investments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statement of Financial Accounting Standards No. 137, this standard was adopted by the Company on January 1, 2001 and requires recognition of derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this new standard does not have an impact on the Company’s financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

In March 2001, the Company issued a warrant exercisable for 25,000 shares to a director for services. The warrant is exercisable for a five-year term at $8.00 per share, the closing price of the Company’s common stock on the Nasdaq National Market on the date of the grant. In relation to the issuance of these warrants the Company recorded stock-based compensation of approximately $35,000.

In March 2001, the Company recognized approximately $400,000 in revenue under a perpetual software license agreement by which it granted a nonexclusive, nontransferable license for its GenoMax enterprise product and certain modules thereof to Pluvita Corporation. In connection with this agreement, the Company will receive an aggregate of approximately $500,000 from the grant of this license and related support fees. The fees shall be paid by Pluvita Corporation in monthly installments over a one-year term. As of March 31, 2001, there is $500,000 outstanding in accounts receivable related to this transaction. Dr. Alexander Titomirov, the Company’s Chief Executive Officer, is also the Chairman and a significant stockholder of Pluvita Corporation. Mr. Hooks Johnston, one of the Company’s directors, was a managing director of FBR Technology Venture Partners, a venture capital investment firm, at the time of this transaction. Dr. Wei-Wu He, one of the Company’s directors, serves as a general partner of Emerging Technology Partners, LLC. An affiliate of FBR Technology Venture Partners and Emerging Technology Partners is a significant stockholder of Pluvita and another managing director of FBR Technology Venture Partners was a director of Pluvita at the time of this transaction.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Restricted Cash — The Company has cash that is restricted in use. The restricted cash is collateral for letters of credit related to certain operating leases. Accordingly, these amounts are classified as restricted cash in the accompanying balance sheet.

Employment Agreements – Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, two employees of the Company have employment agreements that entitle these individuals to specified amounts of severance if such individuals are terminated.

Government Audits – Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. For the years ended 2000 no audit of costs and the related payments have been performed by the various agencies. At December 31, 2000, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Litigation – In the ordinary course of conducting its business, the Company becomes involved in litigation and administrative proceedings. It is the opinion of the Company’s management that the outcome of these proceedings, individually, or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

NOTE 5 – CHANGES IN STOCKHOLDERS’ DEFICIT

	COMMON STOCK - VOTING			ADDITIONAL
	ISSUED	OUTSTANDING		PAID-IN	DEFERRED
	SHARES	SHARES	AMOUNT	CAPITAL	COMPENSATION

Balance, December 31, 2000	19,510,792	19,510,792	$19,511	$105,916,528	$(1,420,354)

Share options exercised	1,020,385	1,020,385	1,020	265,341	—

Issuance of warrants	—	—	—	—	34,876

Amortization of deferred

compensation on stock

options and restricted

stock	—	—	—	—	232,866

Offering costs	—	—	—	(118,697)	—

Net loss	—	—	—	—	—

Balance, March 31, 2001	20,531,177	20,531,177	$20,531	$106,063,172	$(1,152,612)

	ACCUMULATED
	DEFICIT	TOTAL

Balance, December 31, 2000	$(12,846,674)	$91,669,011

Share options exercised	—	266,361

Issuance of warrants	—	34,876

Amortization of deferred compensation on

stock options and restricted stock	—	232,866

Offering costs	—	(118,697)

Net loss	(4,173,377)	(4,173,377)

Balance, March 31, 2001	$(17,020,051)	$(87,911,040)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of our consolidated financial condition and results of operations. You should read this discussion together with our consolidated financial statements and the related notes, which we have included elsewhere in this report. Statements in this report that are not strictly historical are “forward-looking ” statements, which involve a high degree of risk and uncertainty. Such statements are only predictions, and the actual events or results may differ materially from those projected in such forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, the risks detailed below. These factors and others are more fully described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

      The market for our products and services is in the midst of rapid technological change. In order for us to maintain a competitive position in our industry and develop and market products that are attractive to customers, we must:

–	continue to enhance and expand the functions of our existing products; and

–	develop and introduce new software products and complementary services that meet evolving customer needs and preferences and incorporate new technologies.

      Our products and services may not be able to keep pace with technological change. We may not be able to identify in a timely manner important evolving industry standards and may invest considerable resources in technologies that rapidly become obsolete. Our products or product versions may also become obsolete due to our competitors’ introduction of products or services containing advanced technology and functions. If we do not keep pace with technological change, our products will not be as attractive to our customers and our competitive position and sales of our products would be seriously harmed.

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

      Our software sales have historically been made under perpetual license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer’s maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software. We also generate software contracts under one to three-year term arrangements. Under a term arrangement, our customer does not assume ownership of the software at delivery. Instead, they use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement is recognized evenly over the term period. Our ability to recognize software license revenues in a given fiscal quarter will therefore be affected by the mix of perpetual and term contracts entered into during that period. We expect that if our customers commit to more term than perpetual license arrangements, we may encounter a reduction in the near-term recognizable revenue, however, these term arrangements will enable us to obtain the benefit of a consistent stream of recognizable revenue throughout the term of the license.

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

      The continued growth of our business is substantially dependent on the performance of our senior management and key employees. We carry key person life insurance on only Dr. Titomirov, our Chief Executive Officer, and have an employment agreement with only Mr. Green, our Chief Financial Officer and Executive Vice President of Finance and Administration. The loss of the services of any member of our senior management or key personnel may significantly delay or prevent the implementation of our business strategy and could have a material adverse effect on the growth of our business.

      Dr. Titomirov is also the chairman and a significant stockholder of an unrelated company named Pluvita Corporation (formerly RealTimeHealth.com, Inc.). Pluvita is currently a development stage company that intends to allow health care consumers to establish individual baseline genetic profiles and then monitor them for a pattern variance over time through the Internet. In August 2000, we received a commitment letter regarding the continued services of Dr. Titomirov. Although Dr. Titomirov’s commitment letter states that he currently intends to devote a majority of his professional working time to his duties as our Chief Executive Officer, there could be periods where his activities with Pluvita substantially reduce the time devoted to our operations.

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

      Our business and the level of customer acceptance of our bioinformatic software products are dependent upon the continuous, effective and reliable operation of our computer software and related tools and functions. Software defects could occur in our current or future products. To the extent that our software malfunctions or does not meet our customer's needs or expectations, our reputation and results of operations will suffer.

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

      Moreover, third parties may claim that our current or future products or services infringe upon their intellectual property. Litigation over these issues could be a significant distraction and we may incur significant costs, including several damages. In the event that it is determined that one of our products infringe upon another’s proprietary rights, we may be required to obtain a license in order to continue selling our products. That license may not be available to us on favorable terms, or at all.

WE MAY CONSIDER ACQUISITIONS OR STRATEGIC INVESTMENTS. WE HAVE LIMITED EXPERIENCE WITH THESE ACTIVITIES AND THE COSTS AND DISTRACTIONS FROM THESE ACTIVITIES COULD HARM OUR FUTURE GROWTH.

      We may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business and strategy. We only have limited experience with these activities and our assessment of such opportunities could cause us to incur increased expenditures. If appropriate opportunities become available, we could also issue additional equity securities that would dilute current stockholders’ ownership, or incur substantial debt to finance such transactions. Methods of financing any acquisitions or strategic investments could result in a negative impact on our financial condition. We may have difficulties integrating the businesses, products, technologies or personnel involved in any acquisition or strategic investment. Our integration efforts may result in significant expenditures of operating, financial and management resources that could materially and adversely affect our business. Acquisitions involve many other risks, including potential loss of key employees or customers, the assumption of significant liabilities, and the amortization of the intangible assets of acquired companies. As a result of these and other risks, any acquisitions or strategic investments may ultimately have a negative impact on our business, results of operation and financial condition.

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

      Our software facilitates collaboration among researchers and the sharing of research results. If there is a breach or failure of the security functions in our software, researchers’ proprietary work product and data may be compromised and our customers would lose confidence in our software. We may be exposed to considerable liability from defects or breaches of security in our products.

RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR BIOINFORMATIC PRODUCTS AND SERVICES IS INTENSELY COMPETITIVE AND EVOLVING AND WE MAY NOT ACHIEVE OR MAINTAIN MARKET LEADERSHIP FOR A VARIETY OF REASONS.

      We face, or expect to face, intense competition from:

–	third party commercial software vendors;

–	bioinformatics developers;

–	internal bioinformatics departments of some of our customers and potential customers;

–	organizations engaging in the provision of Internet-hosted, bioinformatic software; and

–	companies facilitating Internet-based e-commerce between participants in our industry.

      We believe that we competed most often with LION biosciences, NetGenics, Compugen, Genomica, DNA Star, Rosetta Inpharmatics, DoubleTwist and GCG, a unit of Pharmacopeia acquired from Oxford Molecular in 2000. Others, including large, well-established software vendors and life sciences companies could readily enter this market directly, or by acquisition of, or collaboration with existing market participants. In May 2001, Merck & Co., a large pharmaceutical company, announced its acquisition of Rosetta Inpharmatics, one of our competitors. Many of our competitors and potential competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology.

      In order to remain competitive, we believe that we must continue to expand and enhance the functionality of our bioinformatic software products and respond timely and effectively to evolving industry standards or technology and customer preferences. In an intensely competitive, technology driven business like ours, there is no certainty that market leadership can be obtained or maintained for any sustainable period.

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

      Sales of our products and services could suffer as a result of reductions in customer research and development expenditures and public funding related to genomic research. Our continued services to the NCBI a division of the National Library of Medicine at the National Institute of Health and sales of our products to other government and academic institutions could be negatively affected by reductions in such public funding.

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

OVERVIEW

      We are a leading global provider of bioinformatic software solutions. Our bioinformatic software enables the analysis and interpretation of genomic, proteomic and other biomolecular data that form the genetic blueprint of all living organisms. Since beginning commercial operations in 1993, we have dedicated substantial resources toward the expansion and enhancement of our software product lines in an effort to provide customers a single source to acquire the components for a comprehensive High Throughput Research environment. We have also significantly focused on increased sales and marketing efforts, and growth and diversification of our customer base.

      We believe that our position as a leading global provider of bioinformatic software is based upon the scope of our software products and services offering, the number of our customers, our revenues, and the size of our organization.

      In 1993, we commercially released our first desktop software product, the current version of which is marketed as our Vector NTI Suite 6.0 for collaborative sequence analysis projects. In September 1998, we commercially released our GenoMax enterprise computing platform (formerly known as Software Solution for Bio-Medicine), the version 3.0 of which was commercially released on September 15, 2000, containing significant product enhancements to the prior version. On September 30, 2000, we commercially released Vector Enterprise, a networked version of our Vector NTI Suite that incorporates a shared relational database. We intend to continue to enhance and expand our bioinformatic software products and technology to meet evolving customer needs and preferences. We are scheduled to commercially release Vector NTI Suite 7.0, with enhanced database connectivity and functionality, and our Desktop Expression model in the third quarter of 2001. We are scheduled to commercially release GenoMax 3.1, our Protein-Protein Interaction module and our Genome Analysis module, each in the second quarter of 2001. In addition to our software products above, we market and distribute certain complementary software products under license from Biomax Informatics AG and Media Cybernetics L.P., discussed in more detail below.

      To date, we have sold over 13,000 licenses for our Vector NTI Suite of software applications for desktop computers, with more than 25,000 estimated users. As of March 31, 2001, we have also made 32 sales of our GenoMax enterprise platform for use by a network of computers linked together for sharing data and computation. Our customer base includes over 1,700 organizations worldwide, including over 650 biotechnology, pharmaceutical and agricultural biotechnology and life science companies and over 1,000 academic and government research institutions. Our 10 largest customers accounted approximately 50% and 37% of our total software license revenues for the quarters ended March 31, 2001 and 2000, respectively.

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

      In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops customized bioinformatic solutions. Under our agreement, we were granted a four year, exclusive worldwide license to distribute Biomax’s BioRS(TM) integration and retrieval system. BioRS is an efficient tool for integrating and retrieving large amounts of gnomic data available from heterogeneous public and private databases. The addition of BioRS is a strong complement to our existing bioinformatic software products and our development of a comprehensive High-Throughput Research environment. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products.

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

      Software sales have historically been made under perpetual license agreements. Under perpetual arrangements, the customer assumes ownership of the software license, and upgrades and enhancements are available provided that the customer’s maintenance agreement is current. It has been customary to include the maintenance renewal rate in our perpetual arrangements. Under these circumstances, provided there are no other elements bundled with the arrangement, the revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software, using the residual method. During 2000, we also began generating software sales under one to three year term arrangements. Under a term arrangement, the customer does not assume ownership of the software license at delivery. Instead, they use the software over the term period and are required to return it upon the non-renewal of the term arrangement. In these specific term arrangements, no separate renewal rate for maintenance is stated, instead there is a bundled renewal rate for both the software and maintenance. Under these circumstances, the revenue related to the software element, as well as any bundled maintenance, under term arrangements is recognized evenly over the term period. The nature of software license arrangements will therefore affect our recognition of software license revenues in a given fiscal quarter. We expect that if our customers commit to more term arrangements having bundled elements than perpetual license arrangements having separate elements, we may encounter a reduction in near-term revenue. Term arrangements, however, will enable us to obtain the benefit of a consistent stream of revenue throughout the term of the license and in many cases will serve to generate more long-term economic value for our company.

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

      We expect to generate future revenues from our channeling and distribution alliances and from e-commerce offerings. Channeling alliances include agreements with data content providers to integrate their biomolecular databases with our software products and to resell subscriptions to these databases to our customers. Distribution alliances include agreements with providers of specialized bioinformatic hardware to integrate and resell their hardware with our software products. Under our content channeling and hardware distribution alliances, we intend to generate transaction fees and realize a portion of the revenues for the products we resell. We will develop and market, on a subscription basis, our Protein-Protein Interaction module that integrates AxCell’s proprietary protein databases with our GenoMax enterprise platform, including data from the WW Domain, the first human protein family to be mapped successfully. Under this agreement, we will receive a portion of subscription revenues, and in some cases milestone payments and royalties associated with discoveries based on data delivered via our content platform. In March 2001, we began a seminar series to introduce our GenoMax Protein-Protein Interaction module along with Axcell’s ProChart proteomic database and we are scheduled to commercially release this module in the second quarter of 2001.

      E-commerce offerings will include incorporating Internet hyperlinks into our Vector NTI Suite and entering into related partnerships with laboratory reagent vendors to generate transaction fees on sales we facilitate. In September 2000, we entered into an agreement with Incyte Genomics, Inc., a manufacturer and provider of genomic and other biomolecular databases. Under our agreement we will incorporate hyperlinks into Vector NTI Suite that will direct researchers to Incyte’s website. These hyperlinks are intended to allow researchers to register with Incyte and to purchase access to certain of its genomic databases that can be used with the searching and analysis functions of our Vector NTI Suite. These hyperlinks will also enable researchers to purchase reagents from Incyte for their laboratory research. Under this agreement, we will receive a portion of the net revenues associated with sales of Incyte’s database and reagent products and a fee based on the number of registrations with Incyte, each as generated through the hyperlinks to be contained in Vector NTI Suite.

Revenue Recognition

      We recognize software license revenues based on the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended and interpreted. Under our perpetual software license arrangements, software license fees are recognized as revenue upon the customer’s execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required. The revenue related to the software element under our perpetual arrangements is recognized immediately at the time of delivery of the software. Under our term software license arrangements, software license fees are also recognized as revenue upon the customer’s execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required. However, software license revenue from our term license arrangements is recognized evenly over the term period.

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

Quarterly Fluctuations

      Our quarterly operating results have historically fluctuated and we anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing, commencement, delay, cancellation or completion of our:

–	software licensing agreements;

–	product delivery schedules;

–	strategic relationships; and

–	professional service activities, including installation and software modification.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001

      The following table summarizes our results of operations for the three months ended March 31, 2001, compared to the same period of 2000, as a percentage of our total revenue for the respective period.

	THREE MONTHS ENDED
	MARCH 31
	2000	2001

Revenues

Software license and customer support	75%	86%

Professional services	25	14

Total revenues	100	100

Cost of revenues:

Software license and customer support	3	8

Professional services	13	7

Total cost of revenues	16	15

Gross profit	84	85

Operating expenses

Selling, general and administrative	107	125

Research and development	30	30

Stock based compensation	17	4

Depreciation and amortization	5	7

Total operating expenses	159	166

Loss from operations	(75)	(81)

Other income (expense)

Investment earnings	—	18

Interest expense	(1)	(1)

Other	—	—

Total other income (expense)	(1)	17

Loss before income taxes	(76)	(64)

Income tax benefit	—	—

Net loss	(76)%	(64)%

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2000.

      Revenues. For the quarter ended March 31, 2001, revenues increased 105% to $6.6 million from $3.2 million in the corresponding period of 2000.

      Software sales revenue increased 135% to $5.7 million for the quarter ended March 31, 2001 from $2.4 million in the corresponding period of 2000. Vector NTI Suite sales revenue increased 51% to $2.9 million for the quarter ended March 31, 2001 from $1.9 million in the corresponding period of 2000. GenoMax sales revenue increased 474% to $2.8 million for the quarter ended March 31, 2001 from $0.5 million in the corresponding period of 2000. Vector NTI Suite bookings increased 48% to $3.2 million for the quarter ended March 31, 2001 from $2.2 million in the corresponding period of 2000. GenoMax bookings increased 172% to $2.9 million for the quarter ended March 31, 2001 from $1.0 million for the corresponding period of 2000. This increase is attributable to continued increase in Vector NTI Suite sales and increased demand for our GenoMax enterprise product.

      Professional services revenue increased 16% to $0.9 million for the quarter ended March 31, 2001 from $0.8 million in the corresponding period of 2000. Increased professional services revenue at quarter-end resulted primarily from increased demand for services related to our software products. In the first quarter of 2001, services provided to the NCBI under subcontracts accounted for 72% of professional services revenue and 10% of consolidated revenues.

      Cost of Revenues. For the quarter ended March 31, 2001, cost of revenues increased 88% to $1.0 million from $0.5 million in the corresponding period of 2000.

      Costs of software license and customer support revenue increased 416% to $0.5 million for the quarter ended March 31, 2001 from $0.1 million in the corresponding period of 2000. This increase resulted primarily from increased sales of our Vector NTI Suite and sales of our GenoMax enterprise system. We sold 6 licenses for GenoMax and 1,600 licenses for Vector NTI Suite in the first quarter of 2001, compared to 2 and 1,000, respectively, in the corresponding period of 2000. Costs of software revenues consist primarily of manufacturing costs incurred on an as needed basis, cost of shipping products, and the cost of providing training and customer support.

      Costs of professional services revenues increased 10% to $0.5 million for the quarter ended March 31, 2001 from $0.4 million in the corresponding period of 2000. The increase at quarter-end resulted primarily from increased personnel supporting customer service of our software products. Costs of professional services revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel.

      Margins on our software license and customer support and professional services revenues improved for the quarter ended March 31, 2001 compared to the prior quarter primarily as a result of economies of scale related to the increasing size of our customer base.

      Selling, General and Administrative Expenses. For the quarter ended March 31, 2001, selling, general and administrative expenses increased 140% to $8.2 million from $3.4 million in the corresponding period of 2000. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with an increased marketing effort. The Company also incurred additional costs in the quarter as a result of management changes, recruiting and the relocation of its corporate headquarters. Of this increase, headcount and resources devoted to sales and marketing comprised the largest portion of this increase. We expect this increase of investment in our sales and marketing force to continue in 2001 in support of the company’s sales growth objectives. Overall selling, general and administration headcount for quarter ended March 31, 2001 was 154 compared to 75 at March 31, 2000.

      Research and Development Expenses. For the quarter ended March 31, 2001, research and development expenses increased 106% to $2.0 million from $1.0 million in the corresponding period of 2000. The increase reflects expenses associated with an increase in the headcount of our research and product development team to support our expanded our product development efforts. We expect this increase in research and development costs to continue in 2001 as we expand and enhance our software products. Overall research and development headcount for the quarter ended March 31, 2001 was 96compared to 72 at March 31, 2000.

      Stock Based Compensation. For the quarter ended March 31, 2001, stock based compensation expenses decreased 52% to $0.3 million from $0.6 million in the corresponding period of 2000. The decrease reflects compensation related to discounted stock option grants and restricted stock awards.

      Income Taxes. We incurred net losses for the quarters ended March 31, 2001 and 2000. At present, we have an accumulated net operating loss carryforward of $30.9 million of which $21.0 million is a result of the exercise of non-qualified stock options. There was no tax benefit recognized for the quarters ended March 31, 2001 and 2000. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

      Net Loss. We incurred a net loss of $4.2 million for the quarter ended March 31, 2001, compared with a net loss of $2.5 million for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

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

      At March 31, 2001, we had $75.5 million in cash and cash equivalents, a net increase of $74.6 million from March 31, 2000, and an increase of $75.0 million from March 31, 1999. Net cash used by financing activities was $0.2 million for the quarter ended March 31, 2001 compared to net cash provided by financing activities of $1.7 million for the comparable period in 2000.

      We believe that the net proceeds from our initial public offering, our cash flows from operations and our existing capital resources will be adequate to fund our operations for at least the next 24 months, although we may seek to raise additional capital during that period. We may require additional funding to execute our business strategy. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts.

      During the quarters ended March 31, 2001 and 2000, we generated $7.2 million and $3.2 million of cash receipts from revenue collections, respectively. Gross cash used by operations for the quarter ended March 31, 2001 was $11.2 million compared to $4.6 million for the quarter ended March 31, 2000. The net increase in cash disbursements for costs of revenue and operating expenses over these periods reflects the continued growth of our business, particularly as related to personnel and related infrastructure expenses.

      Net cash used in investing activities was $2.9 million for the quarter ended March 31, 2001 compared to net cash used in investing activities of $0.8 million for the comparable period in 2000. The cash used in investing activities over those periods were for the purchase of furniture and equipment.

      In May 1999, we entered into a loan agreement and a security agreement with PNC Bank, National Association, in connection with the creation of a credit facility consisting of a secured revolving credit line and an equipment line of credit. In February 2000, we entered into a fourth amendment to such loan agreement increasing the maximum availability under each of the secured revolving credit line and equipment line of credit to $3.0 million, for a total of $6.0 million. As of the period ending March 31, 2001, the revolving credit line and equipment line of credit had available facilities of $3.0 million and $1.7 million, respectively. In connection with this amendment, we entered into an amended and restated revolving credit note and an amended and restated equipment line of credit note. We repaid the principal and accrued interest outstanding under the revolving credit note in October 2000. The equipment line of credit note allowed us to borrow the principal amount thereunder until February 2, 2001. Amounts outstanding under the equipment line of credit note accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003.

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

      On September 21, 2000, we entered into a sublease for approximately 36,190 square feet of office space for our new headquarters in Bethesda, Maryland. This agreement, which expires on October 31, 2012, does not require rental payments during the initial 90 days of possession after which we are required to make rental payments of $1,357,125 a year, subject to a 2.5% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $1,380,600 for which we have established irrevocable standby letters of credit described above. This security deposit may be reduced subject to our meeting certain minimum financial requirements. We took possession of our new headquarters facility and relocated our operations in March 2001.

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

PART II —OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In March 2001,we issued a warrant exercisable for 25,000 shares of our Common Stock to Emerging Technology Partners, LLC in consideration for strategic consulting services. The warrant is exercisable for a five-year term at $8.00 per share, the closing price of our common stock on the Nasdaq National Market on the date of the grant. Dr. He, one of our directors, is the General Partner of Emerging Technology Partners, LLC. This warrant was issued without registration in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

      As of March 31, 2001, we have used approximately $5.0 million of our net offering proceeds toward consideration of certain strategic relationships and collaboration opportunities, the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to expansion of our research and development and sales and marketing teams. We have placed the remaining net proceeds from the offering principally in money market funds as well as other interest bearing, investment-grade securities. We expect to use net proceeds to expand our research and development and sales and marketing efforts as well as for working capital and general corporate purposes. We also expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit 10.1	Amendment No. 1 to Employment Agreement between the Company and Dr. Vadim Babenko effective as of March 1, 2001.

b. Reports on Form 8-K:   None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of May 2001.

INFORMAX, INC

By: /s/ Dr. Alexander Titomirov Dr. Alexander Titomirov Chairman and Chief Executive Officer

By: /s/ John M. Green John M. Green Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name	Page No.

Exhibit 10.1	Amendment No. 1 to Employment Agreement between the Company and Dr. Vadim Babenko effective as of March 1, 2001.	22