Form 10-Q
period 2001-06-30
INFORMAX INC
filed 2001-08-10
CIK 1088724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-31577
                                             ---------

                                 INFORMAX, INC.
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                          Delaware                           52-1687783
                          --------                           ----------
      (State or Other Jurisdiction of Incorporation or       (IRS Employer
                        Organization)                        ID Number)



       7600 Wisconsin Avenue, 11th Floor, Bethesda, MD       20814
       -----------------------------------------------       -----
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

        YES  X     NO
           -----     -----

The registrant had 24,299,679 shares of common stock outstanding as of August 1, 2001.

                                TABLE OF CONTENTS

                                 INFORMAX, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I -- CONDENSED CONSOLIDATED FINANCIAL INFORMATION                                  PAGE
  Item 1. Unaudited Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of December 31, 2000 and
               June 30, 2001                                                              3
           Condensed Consolidated Statements of Operations for the
               Three-Month and Six-Month Periods Ended June 30, 2000 and 2001             5
           Condensed Consolidated Statements of Cash Flows for the                        6
               Three-Month and Six-Month Periods Ended June 30, 2000 and 2001
           Notes to Condensed Consolidated Financial Statements                           8


  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         14


  Item 3. Quantitative and Qualitative Disclosures about Market Risk                     23

PART II -- OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                                      23
  Item 4. Submission of Matters to a Vote of Security Holders                            24
  Item 6. Exhibits and Reports on Form 8-K                                               24

SIGNATURES



             PART I -- CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INFORMAX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31,     JUNE 30,
                  ASSETS                                    2000           2001
                                                        ------------    ---------
                                                          (dollars in thousands)

Current assets:
   Cash and cash equivalents                             $  82,656      $  70,354
   Accounts receivable (net of allowance
   for doubtful accounts of $20 and $325
   at December 31, 2000
   at June 30, 2001, respectively)                           7,449          7,903
   Unbilled Receivable                                       1,614          4,845
   Prepaid expenses                                          1,188          1,105
   Other current assets                                         56            117
                                                         ---------      ---------
     Total current assets                                   92,963         84,324
                                                         ---------      ---------
Property and equipment, net                                  4,539          9,240
                                                         ---------      ---------
Other assets:
   Deposits                                                    574             91
   Deferred tax asset, net                                   1,300          1,300
   Restricted cash                                           1,574          1,667
                                                         ---------      ---------
     Total other assets                                      3,448          3,058
                                                         ---------      ---------
  Total assets                                           $ 100,950      $  96,622
                                                         ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $     971      $   1,249
   Accounts payable to related parties                         139             86
   Accrued liabilities                                       1,270          1,675
   Equipment loan facility -- current portion                  854            815
   Capital lease obligations -- current portion                 78            256
   Deferred revenue                                          4,148          5,237
                                                         ---------      ---------
     Total current liabilities                               7,460          9,318
                                                         ---------      ---------
Long-term liabilities:

   Other liabilities                                            --              7
   Equipment loan facility -- less current portion             688            301
   Capital lease obligations -- less current portion            14            450
   Deferred revenue                                          1,119          1,382
                                                         ---------      ---------
     Total long-term liabilities                             1,821          2,140
                                                         =========      =========
Stockholders' equity:
   Common stock, $0.001 par value -- authorized
   100,000,000 shares; issued
   and outstanding 19,510,792 and 24,266,101 shares
   for December 31, 2000
   and June 30, 2001, respectively                              19             24
   Additional paid-in capital                              105,917        106,945
   Deferred compensation                                    (1,420)          (889)
   Accumulated deficit                                     (12,847)       (20,916)
                                                         ---------      ---------
     Total stockholders' equity                             91,669         85,164
                                                         ---------      ---------
Total liabilities and stockholders' equity               $ 100,950      $  96,622
                                                         =========      =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INFORMAX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                           ------------------------------      ------------------------------
                                                               2000              2001              2000              2001
                                                           ------------      ------------      ------------      ------------
                                                                    (dollars in thousands, except per share amounts)
Revenues:
          Software license and customer support            $      2,443      $      6,581      $      4,855      $     12,187
          Professional services                                     858               987             1,655             1,971
                                                           ------------      ------------      ------------      ------------
                     Total revenues                               3,301             7,568             6,510            14,158
                                                           ------------      ------------      ------------      ------------
Cost of revenues:
          Software license and customer support                     133               450               233               969
          Professional services (1)                                 454               498               880               966
                                                           ------------      ------------      ------------      ------------
                     Total cost of revenues                         587               948             1,113             1,935
                                                           ------------      ------------      ------------      ------------
Gross profit                                                      2,714             6,620             5,397            12,223
                                                           ------------      ------------      ------------      ------------
Operating expenses:
          Selling, general and administrative (2)                 4,141             7,750             7,565            15,958
          Research and development (3)                            1,510             2,622             2,471             4,601
          Stock-based compensation                                  418               396               975               663
          Depreciation and amortization                             195               565               343             1,007
                                                           ------------      ------------      ------------      ------------
                     Total operating expenses                     6,264            11,333            11,354            22,229
                                                           ------------      ------------      ------------      ------------
Loss from operations                                             (3,550)           (4,713)           (5,957)          (10,006)
                                                           ------------      ------------      ------------      ------------
Other income (expense):
          Investment earnings                                         9               856                16             2,019
          Interest expense                                          (75)              (29)             (120)              (66)
          Other                                                      (3)              (10)               (8)              (17)
                                                           ------------      ------------      ------------      ------------
                     Total other income (expense)                   (69)              817              (112)            1,936
                                                           ------------      ------------      ------------      ------------
Loss before income taxes                                         (3,619)           (3,896)           (6,069)           (8,070)
Income tax benefit                                                   --                --                --                --
                                                           ------------      ------------      ------------      ------------
Net loss                                                         (3,619)           (3,896)           (6,069)           (8,070)
Increase in carrying value of  redeemable
    convertible preferred stock                                     (84)               --              (168)               --

                                                           ------------      ------------      ------------      ------------
Net loss applicable to common shares                       $     (3,703)     $     (3,896)     $     (6,237)     $     (8,070)
                                                           ============      ============      ============      ============
Basic and diluted net loss applicable per common share     $      (0.59)     $      (0.17)     $      (1.18)     $      (0.38)
                                                           ============      ============      ============      ============
 Weighted average common shares outstanding -
    Basic and Diluted                                         6,267,937        22,474,514         5,268,665        21,441,228
                                                           ============      ============      ============      ============

(1) Cost of revenues - professional services includes stock-based compensation of $1, $0.7, $5 and $1 for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001, respectively.

(2) Selling, general and administrative expenses excludes stock-based compensation of $308, $394, $111 and $659 for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001, respectively.

(3) Research and development expenses excludes stock-based compensation of $111, $2, $129 and $4 for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001, respectively.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INFORMAX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 2000          2001
                                                               --------      --------
                                                               (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (6,069)     $ (8,069)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation expense                                            343         1,007
    Loss on disposal of property and equipment                        4           137
    Expense related to stock options, restricted stock
    and warrants                                                    994           508
    Changes in assets and liabilities:
      Accounts receivable                                          (120)         (454)
      Unbilled receivable                                          (905)       (3,231)
      Income tax receivable                                         122            --
      Prepaid expenses                                               30            83
      Other current assets                                           (2)          (61)
      Deposits                                                      (14)          483
      Accounts payable                                              699           224
      Accrued liabilities                                          (449)          412
      Deferred revenue                                            1,799         1,352
                                                               --------      --------
      CASH FLOWS FROM OPERATING ACTIVITIES                       (3,568)       (7,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of shareholder note receivable                           65            --
  Purchase of property and equipment                             (1,306)       (5,112)
  Proceeds from disposal of property and equipment                    3             5
                                                               --------      --------
    CASH FLOWS FROM INVESTING ACTIVITIES                         (1,238)       (5,107)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on capital lease obligations                           (60)         (123)
  Proceeds from line of credit                                    1,500            --
  Proceeds from equipment loan facility                           1,135            --
  Repayments on line of credit                                     (400)           --
  Repayments on equipment loan facility                            (189)         (427)
  Increase in Restricted cash                                        --           (93)
  Proceeds from share options exercised and issuance of
  warrants                                                          962         1,176

  Proceeds from issuance of common stock, net of
  offering costs                                                  2,550          (119)
                                                               --------      --------
    CASH FLOWS FROM FINANCING ACTIVITIES                          5,498           414
                                                               --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           692       (12,302)
BEGINNING CASH AND CASH EQUIVALENTS                               1,399        82,656
                                                               --------      --------
ENDING CASH AND CASH EQUIVALENTS                               $  2,091      $ 70,354
                                                               ========      ========
SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
  AND FINANCING TRANSACTIONS:
   Retirement of treasury stock                                $    119      $     --
   Deferral of offering costs                                  $    374      $     --
                                                               ========      ========
   Stock purchase through subscription receivable              $  1,013      $     --
                                                               ========      ========
   Purchase of equipment through capital lease obligations     $     --      $    738
                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                      $    119      $     69
                                                               ========      ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 INFORMAX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of InforMax, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2001 and 2000, the Company's financial position at June 30, 2001, and the cash flows for the three and six month periods ended June 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by Statements of Financial Accounting Standards No. 137 and No. 138, these standards were adopted by the Company on January 1, 2001 and require recognition of qualifying derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of these new standards does not have an impact on the Company's financial position or results of operations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Restricted Cash -- The Company has cash that is restricted in use. The restricted cash is collateral for letters of credit related to certain leases for office space. Accordingly, these amounts are classified as restricted cash in the accompanying balance sheet.

Employment Agreements - Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, an executive officer of the Company has an employment agreement that entitles this individual to a specified amount of severance if such individual is terminated.

Government Audits - Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. For the year ended December 31, 2000 no audit of costs and the related payments has been performed by the various agencies. At December 31, 2000, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company's financial position, results of operations, or liquidity.

Litigation - In the ordinary course of conducting its business, the Company becomes involved in litigation and administrative proceedings. It is the opinion of the Company's management that the outcome of these proceedings, individually, or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

NOTE 4 -  SEGMENT INFORMATION


During the second quarter of 2001, management reassessed the allocation of Company resources. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: professional services and software.

The principal products in the software segment are our Vector NTI Suite and our GenoMax enterprise platform. Software segment revenues are generated from software license fees, maintenance fees and related customer training. Our professional services segment consists of services rendered under our government subcontracts with NCBI and provided to our software customers including installation and customization of our software products.

Segment data includes an allocation of all general and administrative expenses to each of its operating segments based on each segment's proportionate share of salary expense.

The table below presents reported segment amounts in thousands for the quarters and six months ended June 30, 2000 and 2001.

----------------------------------------------------------------------
                Professional        Software            Total
                Services
----------------------------------------------------------------------
Quarter ended
June 30, 2000
----------------------------------------------------------------------
Revenue                   858               2,443          3,301
----------------------------------------------------------------------
Loss from                (190)             (3,360)        (3,550)
Operations
----------------------------------------------------------------------

----------------------------------------------------------------------
Six months ended
June 30, 2000
----------------------------------------------------------------------
Revenue                 1,655               4,855          6,510
----------------------------------------------------------------------
Loss from                (433)             (5,524)        (5,957)
Operations
----------------------------------------------------------------------

----------------------------------------------------------------------
Quarter ended
June 30, 2001
----------------------------------------------------------------------
Revenue                   987               6,581          7,568
----------------------------------------------------------------------
Loss from                (342)             (4,371)        (4,713)
Operations
----------------------------------------------------------------------

----------------------------------------------------------------------
Six months ended
June 30, 2001
----------------------------------------------------------------------
Revenue                 1,971              12,187         14,158
----------------------------------------------------------------------
Loss from                (554)             (9,452)       (10,006)
Operations
----------------------------------------------------------------------

The difference between loss from operation and net loss is attributable to investment earnings, interest expense and other expense totaling, $(69) and $817 for the three months ended June 30, 2000 and 2001, respectively, and $(112) and 1,936 for the six months ended June 30, 2000 and 2001, respectively.

The table below presents asset allocation of reported segment amounts in thousands for December 31, 2000 and June 30, 2001.


------------------------------------------------------------------------------------
                                        December 31, 2000        June 30, 2001
------------------------------------------------------------------------------------
Allocable Assets
------------------------------------------------------------------------------------
     Professional Services                   815                      743
------------------------------------------------------------------------------------
     Software                              8,248                   12,005
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Non-Allocable Assets                      91,887                   83,874
------------------------------------------------------------------------------------



NOTE 5 - CHANGES IN STOCKHOLDERS' DEFICIT


                                   COMMON STOCK                           ADDITIONAL
                              ISSUED AND OUTSTANDING                       PAID-IN            DEFERRED
                                      SHARES            AMOUNT             CAPITAL          COMPENSATION
                              ----------------------   ---------         ----------         -----------
Balance, December 31, 2000             19,511          $      19          $ 105,917           $  (1,420)
Share options exercised                 4,755                  5              1,171                  --
Issuance of warrants                       --                 --                 --                  35
Amortization of deferred
  compensation on stock
  options and restricted
  stock                                    --                 --                (24)                496
Offering costs                             --                 --               (119)                 --
Net loss                                   --                 --                 --                  --
                                    ---------          ---------          ---------           ---------
Balance, June 30, 2001                 24,266          $      24          $ 106,945           $    (889)
                                    =========          =========          =========           =========

                                   ACCUMULATED
                                     DEFICIT            TOTAL
                                   -----------         --------
Balance, December 31, 2000          $(12,847)          $ 91,669
Share options exercised                   --              1,176
Issuance of warrants                      --                 35
Deferred Compensation                                       473
Offering costs                            --               (119)
Net loss                              (8,069)            (8,070)
                                    --------           --------

Balance, June 30, 2001              $(20,916)          $ 85,164
                                    ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations. You should read this discussion together with our condensed consolidated financial statements and the related notes, which we have included elsewhere in this report. Statements in this report that are not strictly historical are "forward-looking" statements, which involve a high degree of risk and uncertainty. Such statements are only predictions, and the actual events or results may differ materially from those projected in such forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, the risks detailed below. These factors and others are more fully described in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL ADVANCES AND DEVELOPMENTS OCCURRING IN BIOINFORMATIC SOFTWARE. IF WE ARE UNABLE TO DO SO, OUR PRODUCTS AND SERVICES WILL BE LESS ATTRACTIVE TO CUSTOMERS AND OUR REVENUES AND COMPETITIVE POSITION WILL SUFFER.

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

        We are currently scheduled to release product enhancements in the third and fourth quarters of this year and anticipate the development and launch of expanded professional services. Our products and services may not be able to keep pace with technological change. We may not be able to identify in a timely manner important evolving industry standards and we might invest considerable resources in technologies that could rapidly become obsolete. Our products or product versions may also become obsolete due to our competitors' introduction of products or services containing advanced technology and functionality. If we do not keep pace with technological change, our products and service will not be as attractive to our customers and our competitive position and sales of our products would be seriously harmed.

WE MUST ADD NEW CUSTOMERS AND RETAIN AND EXPAND UPON EXISTING CUSTOMER RELATIONSHIPS IN ORDER TO GENERATE REVENUES TO SUPPORT THE GROWTH OF OUR BUSINESS.

        In order to generate additional revenues sufficient to support our continued growth, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon our successful development of new products, product extensions and services that respond to the evolving needs of the genomic and proteomics research community, as well as the success of our sales and marketing efforts. In addition, much of our expectation for future growth of revenues is based upon continued and increased sales of our GenoMax enterprise product and the establishment of our GenoMax brand. We expect to continue to derive a significant portion of our future professional services revenue from a relationship with the National Center for Biotechnology

Information (NCBI) at the National Institutes of Health and that relationship, which is based on subcontractor arrangements, could be terminated in the future.

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

        A component of our business strategy is to develop strategic relationships, including co-marketing arrangements, content channeling and distribution alliances, e-commerce offerings and Internet-hosted delivery partnerships. We believe that through such relationships we can add revenues, expand our distribution channels, improve our competitive position and increase market awareness and acceptance of our products. To date, we have entered into only a few of these strategic relationships with providers of complementary products and services. We are also seeking to develop customer relationships and partnerships in the discovery services areas and we only have limited experience in such area. If we are unable to successfully develop these and other similar relationships, or if these relationships do not yield the results we anticipate, our ability to compete and to generate future revenues could be materially harmed. In August 2000, we entered into a long-term strategic relationship with Amersham Pharmacia Biotech to jointly develop and market an expanded version of GenoMax for pharmaceutical and biotech companies for integrating and analyzing data from genomics, proteomics and drug screening production laboratories. The agreement with Amersham can be terminated by mutual agreement of the parties or by one party upon a breach by the other party. In addition, if we do not use commercially reasonable efforts to develop the data analysis system, Amersham can terminate the agreement.

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

        Our software sales have historically been made under both perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software. We also generate software contracts under one to three-year term arrangements. Under a term arrangement, our customer does not assume ownership of the software at delivery. Instead, they use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement may be recognized evenly over the term period. Our ability to recognize software license revenues in a given fiscal quarter will therefore be affected by the mix of perpetual and term contracts entered into during that period. We expect that if our customers commit to more term than perpetual license arrangements, we may encounter a reduction in the near-term recognizable revenue, however, these term arrangements will enable us to obtain the benefit of a consistent recurring stream of recognizable revenue throughout the term of the license.

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

        In recent years, we have experienced significant growth in the size of our customer base and the scope of our products and services. We have also expanded and intend to continue to expand our research and product development, marketing and sales, and professional services organizations. These factors have placed, and will continue to place, a significant strain on our management systems and resources and have resulted in increased expenditures necessary to provide resources and an expanded infrastructure sufficient to support the growth of our personnel and operations. Our ability to manage our growth effectively, and our expenses related to this growth, will depend upon the ability of our officers and key employees to continue to implement and improve our operational, administrative and financial control systems and to expand, train and manage our workforce. In addition, it will also be dependant upon our ability to and implement the necessary changes to our information systems, including our accounting information system.

        Historically, we have focused on the development and sale of our Vector NTI Suite of desktop products. We are currently seeking to increase market penetration and brand recognition of our GenoMax enterprise software platform and, accordingly, are devoting an increasing portion of our resources to GenoMax related marketing, sales and professional services efforts. Failure to successfully manage that transition effectively would materially and adversely affect nearly every aspect of our business and cause our financial condition and results of operations to suffer.

DEFECTS OR MALFUNCTIONS IN OUR SOFTWARE PRODUCTS COULD HURT OUR REPUTATION AMONG CUSTOMERS AND EXPOSE US TO LIABILITY.

        Our business and the level of customer acceptance of our bioinformatic software products are dependent upon the continuous, effective and reliable operation of our computer software and related tools and functions. Software defects could occur in our current or future products. To the extent that our software malfunctions or does not meet our customers' needs or expectations, our reputation and results of operations will suffer.

WE MAY CONSIDER ACQUISITIONS OR STRATEGIC INVESTMENTS. WE HAVE LIMITED EXPERIENCE WITH THESE ACTIVITIES AND THE COSTS AND DISTRACTIONS FROM THESE ACTIVITIES COULD HARM OUR FUTURE GROWTH.

        We may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business and strategy. We are also seeking to make strategic investments in the discovery space. We only have limited experience with these activities and our assessment of such opportunities could cause us to incur increased expenditures. If appropriate opportunities become available, we could also issue additional equity securities that would dilute current stockholders' ownership, or incur substantial debt to finance such transactions. Methods of financing any acquisitions or strategic investments could result in a negative impact on our financial condition. We may have difficulties integrating the businesses, products, technologies or personnel involved in any acquisition or strategic investment. Our integration efforts may result in significant expenditures of operating, financial and management resources that could materially and adversely affect our business. Acquisitions involve many other risks, including potential loss of key employees or customers, the assumption of significant liabilities, and the amortization of the intangible assets of acquired companies. As a result of these and other risks, any acquisitions or strategic investments may ultimately have a negative impact on our business, results of operation and financial condition.

OUR SALE OF BIOINFORMATIC PRODUCTS AND SERVICES COULD SUFFER IF THERE ARE REDUCTIONS IN RESEARCH AND DEVELOPMENT EXPENDITURES OF OUR CUSTOMERS AND PUBLIC FUNDING RELATED TO GENOMIC RESEARCH.

        Sales of our products and services could suffer as a result of reductions in customer research and development expenditures and public funding related to genomic research. Our continued services to the NCBI a division of the National Library of Medicine at the National Institute of Health and sales of our products to other government and academic institutions could be negatively affected by reductions in such public funding. Economic indicators suggest that the U.S. economy may be experiencing a general national economic downturn. There can be no assurance that such downturn will not result in adverse affects upon research and development expenditures and public funding of life science initiatives. Any reductions in spending or public funding are likely to have a direct negative affect on our business and results of operations by reducing the demand for our products and services.

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

        We have dedicated substantial resources toward the expansion and enhancement of our software product lines in an effort to provide customers a single source to acquire the components for a comprehensive High Throughput Research environment. We intend to continue to enhance and expand our bioinformatic software products to meet evolving customer needs and preferences. We are scheduled to commercially release Vector NTI Suite 7.0, with enhanced database connectivity and functionality, and our Desktop Expression model in the third quarter of 2001. GenoMax 3.2 is also scheduled to be released in the fourth quarter of 2001. We released GenoMax 3.1, our Protein-Protein Interaction module and our Genome Analysis module, in the second quarter of 2001. In addition to our proprietary software products above, we market and distribute certain complementary software products under license from Biomax Informatics AG and Media Cybernetics L.P. We also plan to increase our professional services practice, including providing installation and customization services to our installed software customer base. As of June 30, 2001, we have more than 25,000 estimated users on our Vector NTI Suite of software applications for desktop computers. As of June 30, 2001, we have also sold 36 GenoMax enterprise platforms for use by a given customer's network of computers linked together for sharing data and computation. Our customer base includes over 1,700 organizations worldwide, including over 650 biotechnology, pharmaceutical and agricultural biotechnology and life science companies and over 1,000 academic and government research institutions. Our 10 largest customers accounted for approximately

55% and 40% of our total software license revenues for the quarters ended June 30, 2001 and 2000, respectively.

        We have continued to execute our corporate strategy of evaluating and establishing key alliances and marketing relationships with other leading companies and providers of complementary products and services in an effort to expand the scope of our product offerings and increase market penetration of our software solutions. Our corporate strategy also includes collaborating with customers and partners in the discovery services areas. We believe these partnerships will also serve to accelerate our product development and service expansion efforts as well as open up new sales channels for the Company.

In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops customized bioinformatic solutions. Under our agreement, we were granted a four-year, exclusive worldwide license to distribute Biomax's BioRS(TM) integration and retrieval system. BioRS is an efficient tool for integrating and retrieving large amounts of genomic data available from heterogeneous public and private databases. The addition of BioRS is a strong complement to our existing bioinformatic software products and our development of a comprehensive High-Throughput Research environment. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products. In June 2001, as part of our broader collaboration strategy, we sold our first BioRS product.

REVENUE

        Our revenue has increased substantially in recent years. Revenue for the quarter and six months ended June 30, 2001 represents a 129% and a 117% increase respectively over the same periods last year. Revenue for the year ended December 31, 2000 represents a five-year compound annual growth rate of 98% and a 71% increase over the prior year. We provide sales, marketing, implementation and support services for our products. Our Vector NTI Suite, and Vector Enterprise software products are considered off-the-shelf products that require only routine installation to be fully functional by the end user. Our enterprise solution, GenoMax is also considered an off the shelf product, may require a more involved implementation process, and furthermore, can be customized to meet customer specific needs.

        During the second quarter of 2001, management reassessed the allocation of Company resources. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: professional services and software.

        Software segment sales consist of software license fees, maintenance fees, and related customer training. Software segment sales have historically been made under both perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software license, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. It has been customary to include the maintenance renewal rate in our perpetual arrangements. Under these circumstances, the revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software, using the residual method, provided there are no other elements bundled with the arrangement. During 2000, we also began generating software segment sales under one to three year term arrangements. Under a term arrangement, the customer does not assume ownership of the software license at delivery. Instead, customers use the software over the term period and are required to return it upon the non-renewal of the term arrangement. Term arrangements can include a specified renewal rate for maintenance or the maintenance may be bundled in the initial software license fee. Under a bundled arrangement, no separate renewal rate for maintenance is stated. Instead, there is a bundled renewal rate for both the software and maintenance. In these agreements, the revenue related to the software element, as well as any bundled maintenance, is recognized evenly over the term period. Under the specified renewal rate arrangement, the revenue is recognized at the time of the delivery of the software using the residual method. The nature of our software license arrangements will therefore affect our recognition of software license revenues in a given fiscal quarter. We expect that if our customers commit to more term arrangements, having bundled elements, than perpetual license arrangements, having separate elements, we may encounter a reduction in near-term revenue. Bundled term arrangements, however, will enable us to obtain the benefit of a consistent stream of recurring revenue throughout the term of the license and in many cases will serve to generate more long-term economic value for our company.

        The Company's revenue generated from the sale of BioRS integration and retrieval system is also recognized as gross software revenue. Included in some of our software segment sales are channeling alliances with data content providers to integrate their biomolecular databases with our software products and to resell subscriptions to these databases to our customers. Distribution alliances include agreements with providers of specialized bioinformatic hardware to integrate and resell their hardware with our software products. We will develop and market, our Protein-Protein Interaction module that integrates AxCell's proprietary protein databases with our GenoMax enterprise platform, including data from the WW Domain, the first human protein family to be mapped successfully. Under this agreement, we will receive a portion of subscription revenues, and in some cases milestone payments and royalties associated with discoveries based on data delivered via our content platform. In March 2001, we began a seminar series to introduce our GenoMax Protein-Protein Interaction module along with Axcell's ProChart proteomic database. This module was commercially released in the second quarter of 2001.

        Our professional services segment has historically consisted of software development services provided under subcontracts to the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and beginning in 2000 have also included customer-specified software installation, integration and customization services related to our commercial software products. NCBI contracts for professional services through intermediaries for whom we serve as a subcontractor. These agreements are generally for one-year terms and may be terminated on behalf of NCBI at anytime, however, we have had a successful and long standing service relationship with NCBI dating back to 1995. We anticipate expanding our professional service efforts, particularly as they relate to contract development opportunities and value-added consulting services related to bioinformatics technology, including discovery strategy and IT customization and implementation services.

                REVENUE RECOGNITION

        We recognize software license revenues based on the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended and interpreted. Under our perpetual software license arrangements, software license fees are recognized as revenue upon the customer's execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required. The revenue related to the software element under our perpetual arrangements is recognized immediately at the time of delivery of the software. Under our term software license arrangements, software license fees are also recognized as revenue upon the customer's execution of a non-cancelable license agreement and delivery of the software, provided that the license fee is fixed and determinable, collectibility is probable, and no customization of the software is required. However, software license revenue from our bundled term license arrangements is recognized evenly over the term period.

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

QUARTERLY FLUCTUATIONS

        Our quarterly operating results have historically fluctuated. We anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing, commencement, delay, cancellation or completion of our:

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

        The manner in which we recognize revenue, in accordance with generally accepted accounting principles, including as such revenue recognition relates to our mix of term and perpetual software arrangements in a given quarter, may also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. For our maintenance contracts and professional services, we typically recognize revenues over the term of the contract.

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

                     RESULTS OF OPERATIONS FOR THREE AND SIX

                           MONTHS ENDED JUNE 30, 2001

        The following table summarizes our results of operations for the three and six months ended June 30, 2001, compared to the same period of 2000, as a percentage of our total revenue for the respective period.

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30                             JUNE 30
                                                       ----------------------              -----------------------
                                                       2000              2001              2000              2001
                                                       ----              ----              ----              ----
Revenues:
       Software license and customer support             74%               87%               75%               86%
       Professional services                             26                13                25                14
                                                       ----              ----              ----              ----
          Total revenues                                100               100               100               100

Cost of revenues:
       Software license and customer support              4                 6                 4                 7
       Professional services                             14                 7                14                 7
                                                       ----              ----              ----              ----
          Total cost of revenues                         18                13                18                14

Gross profit                                             82                87                82                86

Operating expenses:
       Selling, general and administrative              125               102               116               113

       Research and development                          46                35                38                32
       Stock based compensation                          13                 5                15                 5
       Depreciation and amortization                      6                 7                 5                 7
                                                       ----              ----              ----              ----
          Total operating expenses                      190               149               174               157
Loss from operations                                   (108)              (62)              (92)              (71)
Other income (expense):
       Investment earnings                                -                11                 -                14
       Interest expense                                  (2)                -                (2)                -
       Other                                              -                 -                 -                 -
                                                       ----              ----              ----              ----
          Total other income (expense)                   (2)               11                (2)               14
Loss before income taxes                               (110)              (51)              (93)              (57)
Income tax benefit                                        -                 -                 -                 -
                                                       ----              ----              ----              ----
Net loss                                               (110)%             (51)%             (94)%             (57)%
                                                       ====              ====              ====              ====

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2000.

        Revenues. For the quarter ended June 30, 2001, revenues increased 129% to $7.6 million from $3.3 million in the corresponding period of 2000. For the six months ended June 30, 2001, revenue increased 117% to $14.2 million from $6.5 million in the corresponding period in 2000.

        Software segment sales revenue increased 169% to $6.6 million for the quarter ended June 30, 2001 from $2.4 million in the corresponding period of 2000. For the six months ended June 30, 2000, software segment sales revenue increased 151% to $12.2 million from $4.9 million in the corresponding period in 2000. Vector NTI Suite sales revenue increased 76% to $3.1 million for the quarter ended June 30, 2001 from $1.7 million in the corresponding period of 2000. GenoMax sales revenue increased 402% to $3.5 million for the quarter ended June 30, 2001 from $.7 million in the corresponding period of 2000. Vector NTI Suite bookings increased 31% to $2.8 million for the quarter ended June 30, 2001 from $2.1 million in the corresponding period of 2000. GenoMax bookings increased 133% to $4.6 million for the quarter ended June 30, 2001 from $ 2.0 million for the corresponding period of 2000. This increase is attributable to continued increase in Vector NTI Suite sales and increased average deal size for our GenoMax enterprise product sales in the quarter. The Company closed the largest single transaction in the Company's history. As a result, our average GenoMax sale in the second quarter was $1 million, which was almost double the average sale in the first quarter of 2001.

        Professional services segment revenue increased 15% to $1.0 million for the quarter ended June 30, 2001 from $0.9 million in the corresponding period of 2000. For the six months ended June 30, 2001, professional services segment revenue increased 19% to $2.0 million from $1.7 million in the corresponding period in 2000. Increased professional services segment revenue at quarter-end resulted primarily from increased demand for implementation services related to our software products. In the second quarter of 2001, services provided to the NCBI under subcontracts accounted for 67% of professional services revenue and 9% of consolidated revenues.

        Cost of Revenues. For the quarter ended June 30, 2001, cost of revenues increased 61% to $0.9 million from $0.6 million in the corresponding period of 2000. For the six months ended June 30, 2001, cost of revenue increased 74% to $1.9 from $1.1 million in the corresponding period in 2000.

        Costs of software license and customer support segment revenue increased 240% to $0.5 million for the quarter ended June 30, 2001 from $0.1 million in the corresponding period of 2000. For the six months ended June 30, 2001, costs of software license and customer support segment revenue increased 316% to $1.0 million from $0.2 million in the corresponding period in 2000. This increase resulted primarily from the fees associated with the BioRS resale. Costs of software segment revenues also consist primarily of manufacturing costs incurred on an as needed basis, cost of shipping products, and the cost of providing training and customer support.

        Costs of professional services segment revenues increased 9% to $0.5 million for the quarter ended June 30, 2001 from $0.45 million in the corresponding period of 2000. For the six months ended June 30, 2001 costs of professional services revenues increased 10% to $1.0 million from $0.9 million in the corresponding period in 2000. The increase at quarter-end resulted primarily from increased personnel supporting customer service of our software products. Costs of professional services segment revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel. We expect the cost of professional services to increase substantially as we expand our professional service efforts related to contract development opportunities and value-added consulting services related to bioinformatics technology, including IT customization and implementation services.

        Margins on our software license and customer support and professional services revenues improved for the three month and six month periods ended June 30, 2001 compared to the prior quarter primarily as a result of economies of scale related to the increasing size of our average software sale deal size.

        Selling, General and Administrative Expenses. For the three months ended June 30, 2001, selling, general and administrative expenses increased 125% to $7.7 million from $4.1 million in the corresponding period of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses increased 111% to $16.0 million from $7.6 million in the corresponding period in 2000. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with an increased marketing effort. The Company also incurred additional costs during the six month period as a result of management changes, recruiting and the relocation of its corporate headquarters. Headcount and resources comprised the largest portion of this increase. We expect this higher investment in our sales force to continue in 2001 in order to support our sales growth objectives. Overall selling, general and administration headcount for quarter ended June 30, 2001 was 135 compared to 88 in June 30, 2000.

        Research and Development Expenses. For the three months ended June 30, 2001, research and development expenses increased 74% to $2.6 million from $1.5 million in the corresponding period of 2000. For the six months ended June 30, 2001, research and development expenses increased 86% to $4.6 million from $2.5 million in the corresponding period in 2000. The increase reflects expenses associated with higher headcount in our research development team to support our expanded our product development efforts. We expect this increase in research and development costs to continue in 2001 as we expand and enhance our software products. Overall research and development headcount for the quarter ended June 30, 2001 was 108 compared to 85 in June 30, 2000.

        Stock Based Compensation. For the three months ended June 30, 2001, stock based compensation expenses decreased 5% to $0.39 million from $0.4 million in the corresponding period of 2000. For the six months ended June 30, 2001, stock based compensation decreased 32% to $0.7 million from $1.0 million in the corresponding period in 2000. The decrease reflects higher than typical stock based compensation in the prior period related to discounted stock option grants and restricted stock awards.

        Income Taxes. We incurred net losses for the three months ended June 30, 2001 and 2000. We currently have an accumulated net operating loss carryforward of $43 million of which $31.5 million is a result of the exercise of non-qualified stock options. There was no tax benefit recognized for the quarters ended June 30, 2001 and 2000. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

        Net Loss. We incurred a net loss of $3.9 million for the three months ended June 30, 2001, compared with a net loss of $3.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, we incurred a net loss of $8.1 million compared with a net loss of $6.1 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        On October 6, 2000, we completed our initial public offering of common stock, selling 5,750,000 shares of common stock at $16.00 per share, for net proceeds to us, after deducting estimated expenses and underwriting discounts and commissions, of approximately $84.0 million.

        At June 30, 2001, we had $70.4 million in cash and cash equivalents, a net increase of $68.3 million from June 30, 2000. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2001 compared to net cash provided by financing activities of $4.0 million for the comparable period in 2000.

        We believe that the net proceeds from our initial public offering, our cash flows from operations and our existing capital resources will be adequate to fund our operations for at least the next 30 months, although we may seek to raise additional capital during that period. We may require additional funding to execute our business strategy. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts.

        During the six months ended June 30, 2001 we generated $13.9 million of cash receipts from operations compared to $7.4 million for the six months ended June 30, 2000. Gross cash used by operations for the six months ended June 30, 2001 was $21.5 million compared to $11.0 million for the six months ended June 30, 2000. The net increase in cash disbursements for costs of revenue and operating expenses over the six month period reflects the continued growth of our business, particularly as related to personnel and related infrastructure expenses.

        Net cash used in investing activities was $5.1 million for the six months ended June 30, 2001 compared to net cash used in investing activities of $1.2 million for the comparable period in 2000. The cash used in investing activities over those periods were primarily for the purchase of furniture and equipment for our new headquarters.

        In May 1999, we entered into a loan agreement and a security agreement with PNC Bank, National Association, in connection with the creation of a credit facility consisting of a secured revolving credit line and an equipment line of credit. In February 2000, we entered into a fourth amendment to such loan agreement increasing the maximum availability under each of the secured revolving credit line and equipment line of credit to $3.0 million, for a total of $6.0 million. As of the period ending June 30, 2001, the revolving credit line and equipment line of credit had available facilities of $3.0 million and $1.9 million, respectively. In connection with this amendment, we entered into an amended and restated revolving credit note and an amended and restated equipment line of credit note. We repaid the principal and accrued interest outstanding under the revolving credit note in October 2000. The equipment line of credit note allowed us to borrow the principal amount thereunder until August 31, 2001. Amounts outstanding under the equipment line of credit note accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003.

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

        In September and November 2000, respectively, PNC Bank established irrevocable standby letters of credit in favor of Pacific Gas & Electric Generating Company, in connection with our execution of a sublease with Pacific Gas & Electric for our new Bethesda, Maryland headquarters. The amounts of the irrevocable standby letter of credits will not exceed $460,200 and $920,400, and such amounts can be drawn in the event that we are in default under the sublease. The amounts of the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letters of credit. The irrevocable standby letters of credit expire on September 8, 2001 and November 22, 2001, respectively.

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

                           PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        As of June 30, 2001, we have used approximately $12 million of our net offering proceeds toward consideration of certain strategic relationships and collaboration opportunities, the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to expansion of our research and development and sales and marketing teams. We have placed the remaining net proceeds from the offering principally in money market funds as well as other interest bearing, investment-grade securities. We expect to use net proceeds to expand our research and development and sales and marketing efforts as well as for working capital and general corporate purposes. We also expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders was held on May 23, 2001. At the annual meeting, the stockholders voted on the following matters:

--------------------------------------------------------------------------------------------------------
                                                          Votes              Votes
                                                           For              Against     Votes Abstained
--------------------------------------------------------------------------------------------------------
ELECTION OF TWO DIRECTORS TO BOARD OF DIRECTORS
--------------------------------------------------------------------------------------------------------
Wei Wu He                                               14,877,929         327,536             --
--------------------------------------------------------------------------------------------------------
Harry D'Andrea                                          15,208,997           4,468             --
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
RATIFICATION OF THE BOARD OF DIRECTORS'                 15,199,287           2,311          3,867
APPOINTMENT OF DELOITTE  & TOUCHE LLP AS
INDEPENDENT PUBLIC ACCOUNTANTS
FOR THE 2001 FISCAL YEAR
--------------------------------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

        None



b. Reports on Form 8-K:

On June 7, 2001, the Company filed a current report on Form 8-K that reported the Board's adoption of the Rights Agreement contained therein.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of August 2001.


                                  INFORMAX, INC

                                  By: /s/ John M. Green
                                      -----------------
                                  John M. Green
                                  Chief Financial Officer