Form 10-Q
period 2001-09-30
INFORMAX INC
filed 2001-11-14
CIK 1088724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          COMMISSION FILE NO. 000-31577

                                 ---------------

                                 INFORMAX, INC.

                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                  52-1687783
       ----------------------------------                    ----------
(State or Other Jurisdiction of Incorporation or           (IRS Employer
                 Organization)                               ID Number)



 7600 Wisconsin Avenue, 11th Floor, Bethesda, MD               20814
-------------------------------------------------            --------
    (Address of Principal Executive Offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (240) 747-4000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]
                                             -----    -----


The registrant had 24,335,258 shares of common stock outstanding as of November 1, 2001.

                                TABLE OF CONTENTS

                                 INFORMAX, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

           PART I -- CONDENSED CONSOLIDATED FINANCIAL INFORMATION                         PAGE
      Item 1. Unaudited Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of December 31, 2000 and
                  September  30, 2001                                                       3
              Condensed Consolidated Statements of Operations for the
                  Three-Month and Nine-Month Periods Ended September  30, 2000 and 2001     4
              Condensed Consolidated Statements of Cash Flows for the
                  Nine-Month Periods Ended September  30, 2000 and 2001                     5
              Notes to Condensed Consolidated Financial Statements                          6


      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         8


      Item 3. Qualitative and Quantitative Discussion of Market Risk                       18

   PART II -- OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                                    19
      Item 6. Exhibits and Reports on Form 8-K                                             19

   SIGNATURES

             PART I -- CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INFORMAX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,      SEPTEMBER 30,
                                              ASSETS                              2000              2001
                          ----------------------------------------------      ------------      -------------
                                                                                  (DOLLARS IN THOUSANDS)
                          Current assets:
                             Cash and cash equivalents                           $  82,656         $  66,022
                             Accounts receivable (net of allowance
                             for doubtful accounts of $20 and $501
                             at December 31, 2000
                             at September 30, 2001, respectively)                    7,449             5,814
                             Unbilled Receivable                                     1,614             3,922
                             Prepaid expenses                                        1,188             1,266
                             Other current assets                                       56                44
                                                                                 ---------         ---------
                               Total current assets                                 92,963            77,068
                                                                                 ---------         ---------
                          Property and equipment, net                                4,539             9,286
                                                                                 ---------         ---------
                          Other assets:
                             Deposits                                                  574                75
                             Deferred tax asset, net                                 1,300             1,300
                             Restricted cash                                         1,574             1,667
                                                                                 ---------         ---------
                               Total other assets                                    3,448             3,042
                                                                                 ---------         ---------
                            Total assets                                         $ 100,950         $  89,396
                                                                                 ---------         ---------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                          Current liabilities:
                             Accounts payable                                    $     971         $     769
                             Accounts payable to related parties                       139                22
                             Accrued liabilities                                     1,270             1,766
                             Equipment loan facility -- current portion                854               755
                             Capital lease obligations -- current portion               78               241
                             Deferred revenue                                        4,148             3,512
                                                                                 ---------         ---------
                               Total current liabilities                             7,460             7,065
                                                                                 ---------         ---------
                          Long-term liabilities:
                             Other liabilities                                          --                 7
                             Equipment loan facility -- less current
                             portion                                                   688               147
                             Capital lease obligations -- less current
                             portion                                                    14               396
                             Deferred revenue                                        1,119             1,556
                                                                                 ---------         ---------
                               Total long-term liabilities                           1,821             2,106
                                                                                 ---------         ---------
                          Stockholders' equity:
                             Common stock, $0.001 par value -- authorized
                             100,000,000 shares; issued and outstanding
                             19,510,792 and 24,333,296
                          shares
                             for December 31, 2000
                             and September 30, 2001, respectively                       19                24
                           Additional paid-in capital                              105,917           107,169
                             Deferred compensation                                  (1,420)             (655)
                             Accumulated deficit                                   (12,847)          (26,313)
                                                                                 ---------         ---------
                               Total stockholders' equity                           91,669            80,225
                                                                                 ---------         ---------
                          Total liabilities and stockholders' equity             $ 100,950         $  89,396
                                                                                 =========         =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INFORMAX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------------      -------------------------------
                                                          2000              2001                2000           2001
                                                    ---------------    -------------      --------------  ---------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
          Software license and customer support       $      4,071      $      3,762      $      8,925      $     15,949
          Professional services                                802               918             2,458             2,889
                                                      ------------      ------------      ------------      ------------
                     Total revenues                          4,873             4,680            11,383            18,838
                                                      ------------      ------------      ------------      ------------
Cost of revenues:
          Software license and customer support                190               359               423             1,327
          Professional services (1)                            435               478             1,315             1,445
                                                      ------------      ------------      ------------      ------------
                     Total cost of revenues                    625               837             1,738             2,772
                                                      ------------      ------------      ------------      ------------
Gross profit                                                 4,248             3,843             9,645            16,066
Operating expenses:
          Selling, general and administrative (2)            4,569             6,349            12,134            22,459
          Research and development (3)                       1,350             2,544             3,821             7,145
          Stock-based compensation                             233               277             1,208               787
          Depreciation and amortization                        246               657               589             1,665
                                                      ------------      ------------      ------------      ------------
                     Total operating expenses                6,398             9,827            17,752            32,056
                                                      ------------      ------------      ------------      ------------
Loss from operations                                        (2,150)           (5,984)           (8,107)          (15,990)
                                                      ------------      ------------      ------------      ------------
Other income (expense):
          Investment earnings                                   51               645                67             2,664
          Interest expense                                    (100)              (21)             (220)              (87)
          Other                                                (21)              (37)              (29)              (53)
                                                      ------------      ------------      ------------      ------------
                     Total other income (expense)              (70)              587              (182)            2,524
                                                      ------------      ------------      ------------      ------------
Loss before income taxes                                    (2,220)           (5,397)           (8,289)          (13,466)
Income tax benefit                                              --                --                --                --
                                                      ------------      ------------      ------------      ------------
Net loss                                                    (2,220)           (5,397)           (8,289)          (13,466)
Increase in carrying value of  redeemable
    convertible preferred stock                            (10,118)               --           (10,286)               --
Net loss applicable to common shares                  $    (12,338)     $     (5,397)     $    (18,575)     $    (13,466)
                                                      ============      ============      ============      ============
Basic and diluted net loss applicable per common
    share                                             $      (1.55)     $       (.22)     $      (3.00)     $       (.60)
                                                      ============      ============      ============      ============
 Weighted average common shares outstanding -
    Basic and Diluted                                    7,976,872        24,300,689         6,186,653        22,404,676

             (1) Cost of revenues - professional services includes stock-based compensation of $0.1, $0, $0.6 and $0.2 for the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001, respectively.

             (2) Selling, general and administrative expenses excludes stock-based compensation of $230, $274, $1,076 and $780 for the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001, respectively.

             (3) Research and development expenses excludes stock-based compensation of $3, $3, $132 and $7 for the three months ended September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 INFORMAX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           2000              2001
                                                                                        ----------         ---------
                                                                                           (DOLLARS IN THOUSANDS)

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                          $ (8,289)         $(13,466)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation expense                                                                 586             1,665
         Loss on disposal of property and equipment                                             8               177
         Expense related to stock options, restricted stock                                 1,233               785
         and warrants
         Changes in assets and liabilities:
           Accounts receivable                                                             (2,432)            1,635
           Unbilled receivable                                                                122            (2,308)
           Income tax receivable                                                             (293)               --
           Prepaid expenses                                                                    11               (78)
           Other current assets                                                               (15)               12
           Deposits                                                                           500                --
           Accounts payable                                                                   732              (321)
           Accrued liabilities                                                               (539)              504
           Deferred revenue                                                                 2,009              (198)
                                                                                         --------          --------
           CASH FLOWS FROM OPERATING ACTIVITIES                                            (6,867)          (11,093)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Repayment of shareholder note receivable                                                69                --
       Purchase of property and equipment                                                  (2,416)           (5,872)
       Proceeds from disposal of property and equipment                                        95                20
                                                                                         --------          --------
         CASH FLOWS FROM INVESTING ACTIVITIES                                              (2,252)           (5,852)
                                                                                         --------          --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments on capital lease obligations                                                (88)             (192)
       Proceeds from line of credit                                                         1,500                --
       Proceeds from equipment loan facility                                                1,554                --
       Repayments on line of credit                                                          (650)               --
       Repayments on equipment loan facility                                                 (774)             (640)
       Increase in Restricted cash                                                             --               (93)
       Proceeds from sale of preferred stock, net of offering costs                         9,301                --
       Proceeds from share options exercised and issuance of Warrants                       1,153             1,207
       Proceeds from issuance of common stock, net of offering costs                        3,550                31
                                                                                         --------          --------
         CASH FLOWS FROM FINANCING ACTIVITIES                                              15,546               313
                                                                                         --------          --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   6,427           (16,632)
     BEGINNING CASH AND CASH EQUIVALENTS                                                    1,399            82,656
                                                                                         --------          --------
     ENDING CASH AND CASH EQUIVALENTS                                                    $  7,826          $ 66,024
                                                                                         ========          ========
     SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
       AND FINANCING TRANSACTIONS:
        Retirement of treasury stock                                                     $    119          $     --
                                                                                         ========          ========
        Deferral of offering costs                                                       $    786          $     --
                                                                                         ========          ========
        Stock purchase through subscription receivable                                   $     11          $     --
                                                                                         ========          ========
        Purchase of equipment through capital lease obligations                          $     --          $    738
                                                                                         ========          ========
     SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for interest                                                           $    214          $     68
                                                                                         ========          ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 INFORMAX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of InforMax, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2001 and 2000, the Company's financial position at September 30, 2001, and the cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 144.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Restricted Cash -- The Company has cash that is restricted as to use. The restricted cash is collateral for letters of credit related to certain leases for office space. Accordingly, these amounts are classified as restricted cash in the accompanying balance sheet.

Employment Agreements - Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, two executive officers of the Company have employment agreements that entitles the individuals to a specified amount of severance if such individuals are terminated.

Government Audits - Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. For the nine months ended September 30, 2001 no audit of costs and the related payments has been performed by the various agencies. As a result at September 30, 2001, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company's financial position, results of operations, or liquidity.

Litigation - In the ordinary course of conducting its business, the Company becomes involved in litigation and administrative proceedings. It is the opinion of the Company's management that the outcome of these proceedings, individually, or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

NOTE 3 - SUBSEQUENT EVENTS

In conjunction with the executive management changes announced in October 2001, the Company anticipates charges of $2.4 million in the fourth quarter of 2001 relating to deferred compensation, retirement, and other payments. This charge has a cash flow impact of approximately $0.6 million in the fourth quarter of 2001, with the balance of the payments to be made in subsequent periods.

NOTE 4 - SEGMENT INFORMATION

Management makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: professional services and software.

The principal products in the software segment are our Vector NTI Suite and our GenoMax enterprise platform. Software segment revenues are generated from software license fees and maintenance fees. Our professional services segment consists of services rendered under our government subcontracts with NCBI and provided to our software customers including installation, training and customization of our software products.

Segment data includes an allocation of all general and administrative expenses to each of its operating segments based on each segment's proportionate share of salary expense.

The table below presents reported segment amounts in thousands for the quarters and nine months ended September 30, 2000 and 2001.

---------------------------------------------------------------------
                          PROFESSIONAL
                            SERVICES         SOFTWARE          TOTAL
                          ------------       --------          -----
Quarter ended
September 30, 2000

Revenue                        802           4,071            4,873

Loss from
Operations                  (1,005)         (1,145)          (2,150)

Nine months ended
September 30, 2000

Revenue                      2,458           8,925           11,383

Loss from
Operations                  (2,409)         (5,697)          (8,106)

Quarter ended
September 30, 2001

Revenue                        918           3,762            4,680

Loss from
Operations                  (1,464)         (4,520)          (5,984)

Nine months ended
September 30, 2001

Revenue                      2,889          15,949           18,838

Loss from
Operations                  (3,661)        (12,329)         (15,990)

The difference between loss from operations and net loss is attributable to investment earnings, interest expense and other expense totaling, $(70) and $587 for the three months ended September 30, 2000 and 2001, respectively, and $(182) and $2,523 for the nine months ended September 30, 2000 and 2001, respectively.

The table below presents asset allocation of reported segment amounts in thousands for December 31, 2000 and September 30, 2001.


       -----------------------------------------------------------------------
                                   DECEMBER 31, 2000       SEPTEMBER 30,  2001
                                   -----------------       -------------------
       Allocable Assets
         Professional Services             815                      748
         Software                        8,248                    8,988

       Non-Allocable Assets             91,887                   79,660

NOTE 5 - CHANGES IN STOCKHOLDERS' DEFICIT


                                             COMMON STOCK           ADDITIONAL
                                        ISSUED AND OUTSTANDING        PAID-IN         DEFERRED
                                       SHARES             AMOUNT      CAPITAL       COMPENSATION
                                       ------             ------    ----------      ------------
Balance, December 31, 2000            19,511                  19      $105,917         $ (1,420)
Share options exercised                4,822                   5         1,202               --
Issuance of warrants                      --                  --            --               35
Amortization of deferred
  compensation on stock
  options and restricted
  stock                                   --                  --            19              730
Offering costs                            --                  --            31               --
Net loss                                  --                  --            --               --
                                    --------            --------      --------         --------
Balance, September 30, 2001           24,333            $     24      $107,169         $   (655)
                                    ========            ========      ========         ========


                                               ACCUMULATED
                                                 DEFICIT               TOTAL
                                              --------------         ---------
             Balance, December 31, 2000         $(12,847)            $ 91,669
             Share options exercised                  --                1,207
             Issuance of warrants                     --                   35
             Deferred Compensation                    --                  749
             Offering costs                           --                   31
             Net loss                            (13,466)             (13,466)
                                                ---------            ---------

             Balance, September 30, 2001        $(26,313)            $ 80,225
                                                =========            ========

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

        In September 2001 we commercially released Vector NTI Suite 7.0 including enhanced design, analysis and visualization capabilities and improved utilities for sequence alignment and contig assembly. In September, we also introduced our new desktop expression analysis product--Xpression NTI. We are currently scheduled to commercially release GenoMax 3.2 in the fourth quarter of 2001. Our products and services may not be able to keep pace with technological change. We may not be able to identify in a timely manner important evolving industry standards and we might invest considerable resources in technologies that could rapidly become obsolete. Our products or product versions may also become obsolete due to our competitors' introduction of products or services containing advanced technology and functionality. If we do not keep pace with technological change, our products and service will not be as attractive to our customers and our competitive position and sales of our products would be seriously harmed.

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

        A component of our business strategy is to develop strategic relationships, including co-develop and co-marketing arrangements, content channeling and distribution alliances, e-commerce offerings and Internet-hosted delivery partnerships. We believe that through such relationships we can add revenues, expand our distribution channels, improve our competitive position and increase market awareness and acceptance of our products. To date, we have entered into only a few of these strategic relationships with providers of complementary products and services. We are also seeking to develop customer relationships and partnerships in the collaborative services areas and we only have limited experience in such area. If we are unable to successfully develop these and other similar relationships, or if these relationships do not yield the results we anticipate, our ability to compete and to generate future revenues could be materially harmed.

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

        Our software sales have historically been made under both perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is often recognized at the time of delivery of the software. We also generate software contracts under one to three-year term arrangements. Under a term arrangement, our customer does not assume ownership of the software at delivery. Instead, they use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement may be recognized over the term period. As discussed more fully in our revenue section below, our ability to recognize software license revenues in a given fiscal quarter will be affected by the mix of perpetual and term contracts entered into during that period.

        Expenses associated with software licenses, unlike revenues, are not typically deferred. The manner in which we recognize revenue, in accordance with the revenue recognition rules applicable to software under generally accepted accounting principles, may cause our quarterly operating results to fluctuate substantially.

WE MAY HAVE DIFFICULTY MANAGING THE TRANSITION OF CERTAIN EXECUTIVE MANAGEMENT POSITIONS.

        We have undergone a significant turnover in key executive management positions in the past 12 months and are engaged in a search for a new Chief Executive Officer. On October 17, 2001 we announced that Dr. Alexander Titomirov, the Company's founder, will step down as Chief Executive Officer upon the hiring of a new Chief Executive Officer. Dr. Titomirov will continue to serve as Chairman on the Company's Board of Directors. We also announced the retirement of Dr. James Bernstein as the Company's President effective December 31, 2001. The Duties of Chief Operating Officer have been assumed by John Green, currently the Company's Chief Financial Officer. We have hired Heidrick & Struggles to undertake a search for our new Chief Executive Officer. There can be no assurance that these executive search efforts and the subsequent management transition will not disrupt our operations and lead to deferral or loss of revenues or increased administrative costs. The Company anticipates charges of $2.4 million in the fourth quarter of 2001 in conjunction with the management changes. This charge has a cash flow impact of approximately $0.6 million in the fourth quarter of 2001, with the balance of the payments to be made in subsequent periods.

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, AND SPECIFICALLY THE TRANSITION OF OUR BUSINESS RELATED TO AN EMPHASIS ON THE SALE OF ENTERPRISE PRODUCTS, OUR FUTURE PROSPECTS WOULD BE HARMED.

        In recent years, we have experienced significant growth in the size of our customer base and the scope of our products and services. We have also expanded and intend to continue to expand our research and product development, marketing and sales, and professional services organizations. We are currently in the process of expanding our professional service offerings to include bioinformatic infrastructure assessment, customization and implementation services, as well as collaborative discovery services. These factors have placed, and will continue to place, a significant strain on our management systems and resources and have resulted in increased expenditures necessary to provide resources, and an expanded infrastructure, sufficient to support the growth of our personnel and operations. Our ability to manage our growth effectively, and our expenses related to this growth, will depend upon the ability of our officers and key employees to continue to implement and improve our operational, administrative, and financial control systems and to expand, train and manage our workforce. In addition, it will also be dependent upon our ability to implement the necessary changes to our information systems, including our accounting information system.

        Historically, we have focused on the development and sale of our Vector NTI Suite of desktop products. We are currently seeking to increase market penetration and brand recognition of our GenoMax enterprise software platform and, accordingly, are devoting an increasing portion of our resources to GenoMax related marketing, sales, and professional services efforts. Failure to successfully manage this transition effectively would materially and adversely affect nearly every aspect of our business and cause our financial condition and results of operations to suffer.

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

        We may consider acquiring businesses, technologies, or products that we believe are a strategic fit with our business and strategy. We are also seeking to make strategic investments in the discovery space. We only have limited experience with these activities and our assessment of such opportunities could cause us to incur increased expenditures. If appropriate opportunities become available, we could also issue additional equity securities that would dilute current stockholders' ownership, or incur substantial debt to finance such transactions. Methods of financing any acquisitions or strategic investments could result in a negative impact on our financial condition. We may have difficulties integrating the businesses, products, technologies, or personnel involved in any acquisition or strategic investment. Our integration efforts may result in significant expenditures of operating, financial, and management resources that could materially and adversely affect our business. Acquisitions involve many other risks, including potential loss of key employees or customers, the assumption of significant liabilities, and the amortization of the intangible assets of acquired companies.

As a result of these and other risks, any acquisitions or strategic investments may ultimately have a negative impact on our business, results of operation, and financial condition.

OUR SALE OF BIOINFORMATIC PRODUCTS AND SERVICES COULD SUFFER IF THERE ARE REDUCTIONS IN RESEARCH AND DEVELOPMENT EXPENDITURES OF OUR CUSTOMERS AND PUBLIC FUNDING RELATED TO GENOMIC RESEARCH.

        Sales of our products and services could suffer as a result of reductions in customer research and development expenditures and public funding related to genomic research. Our continued services to the NCBI, a division of the National Library of Medicine at the National Institute of Health and sales of our products to other government and academic institutions could be negatively affected by reductions in such public funding. Economic indicators suggest that the U.S. economy may be experiencing a general national economic downturn. There can be no assurance that such a downturn will not result in adverse affects upon research and development expenditures and public funding of life science initiatives. Any reductions in spending or public funding are likely to have a direct negative affect on our business and results of operations by reducing the demand for our products and services.

OUR STOCK PRICE MAY BE SUBJECT TO FLUCTUATIONS DUE TO MANY FACTORS, INCLUDING A SUBSTANTIAL MARKET OVERHANG.

        The market price of our common stock may be volatile and subject to fluctuations in response to quarterly variations in operating results, losses or additions of significant customers, announcements of new technological innovations, products, services, or affiliations by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products and services, or other events or factors, including the risk factors described herein. In addition, the stock market experiences significant price and volume fluctuations that are often unrelated to a company's operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management's attention and resources.

        The sale of a substantial number of shares of common stock, or even the potential of such sales, in the public market could deflate the market price for our common stock and make it more difficult for us to raise additional capital through the sale of our common stock. At November 1, 2001, outstanding options to purchase shares of our common stock totaled approximately 10.2 million. The holders of these options are likely to exercise them at times when the market price of the shares of common stock exceeds their exercise price. Accordingly, the issuance of shares of common stock upon exercise of the options may result in dilution of the equity represented by the then outstanding shares of common stock held by other stockholders. At November 1, 2001, holders of 7,905,286 shares of our common stock, or warrants exercisable for our common stock, were entitled to certain registration rights. If these holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales could cause a decline in the market price of our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders in accordance with their registration rights, the inclusion of such shares may reduce our ability to raise capital.

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

        We have dedicated substantial resources toward the expansion and enhancement of our software product lines in an effort to provide customers a single source to acquire the components for a comprehensive High Throughput Research environment. We intend to continue to enhance and expand our bioinformatic software products to meet evolving customer needs and preferences. We commercially released Vector NTI Suite 7.0, with enhanced database connectivity and functionality, including improved utilities for sequence alignment and contig assembly, and our Desktop Expression model Xpression NTI in the third quarter of 2001. GenoMax 3.2 is scheduled to be released in the fourth quarter of 2001. GenoMax version 3.2 includes enhanced features such as high performance engine for GenBank data storage, accelerated initial data loading and indexing, improved administrative capabilities and Gene Expression Analysis
II. We released GenoMax 3.1, our Protein-Protein Interaction module and our Genome Analysis module, in the second quarter of 2001. In addition to our proprietary software products above, we market and distribute certain complementary software products under license from Biomax Informatics AG and Media Cybernetics L.P. We also plan to leverage our software, science, and bioinformatic expertise to increase our professional services practice. We anticipate expanding our professional services to include implementation and customization services to our installed software customer base as well as collaborative services with discovery partners. As of September
30, 2001, we have more than 28,000 estimated users on our Vector NTI Suite of software applications for desktop computers. As of September 30, 2001, we have also sold 36 GenoMax enterprise platforms. Our customer base includes over 1,870 organizations worldwide, including over 700 biotechnology, pharmaceutical, and agricultural biotechnology and life science companies and over 1,100 academic and government research institutions. Our 10 largest customers accounted for approximately 20% and 30% of our total software license revenues for the quarters ended September 30, 2001 and 2000, respectively.

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

        In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops customized bioinformatic solutions. Under our agreement, we were granted a four-year, exclusive worldwide license to distribute Biomax's BioRS(TM) integration and retrieval system. BioRS is an efficient tool for integrating and retrieving large amounts of genomic data available from heterogeneous public and private databases. The addition of BioRS is a strong complement to our existing bioinformatic software products and our development of a comprehensive High-Throughput Research environment. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products. In October 2001, we announced an exclusive distribution agreement under which Amersham Biosciences will distribute our Vector NTI Suite in Latin America. We believe that this agreement will facilitate building our customer base in these expanding markets for the Company's products and services.

        On October 1, 2001, we announced that we had hired Heidrick & Struggles to undertake a search for a new Chief Executive Officer. Alexander Titomirov, Ph.D., our Chief Executive Officer and Chairman, announced that he will step down as Chief Executive Officer but remain as our Chairman effective upon the hiring of a new Chief Executive Officer. We hope to complete our search for a new Chief Executive Officer by the first quarter of 2002. We also announced that James E. Bernstein, M.D., will retire as our President and Chief Operating Officer and as a member of the Company's Board of Directors, effective December 31, 2001. The duties of Chief Operating Officer have been assumed by John Green, currently our Executive Vice President and Chief Financial Officer. In conjunction with these executive management changes, we anticipate a charge of $2.4 million in the fourth quarter primarily consisting of deferred compensation, retirement, and other payments.

REVENUE

        We provide sales, marketing, implementation, and support services for our products. Our Vector NTI Suite, and Vector Enterprise software products are considered off-the-shelf products that require only routine installation to be fully functional by the end user. Our enterprise solution, GenoMax is also considered an off the shelf product, and may require a more involved implementation process, and furthermore, can be customized to meet customer specific needs.


        Software segment sales consist of software license fees and maintenance fees. Software segment sales have historically been made under both perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software license, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. It has been customary to include the maintenance renewal rate in our perpetual arrangements. Under these circumstances, the revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software, using the residual method, provided there are no other elements bundled with the arrangement. During 2000, we also began generating software segment sales under one-to-three year term arrangements. Under a term arrangement, the customer does not assume ownership of the software license at delivery. Instead, customers use the software over the term period and are required to return it upon the non-renewal of the term arrangement. Term arrangements can include a specified renewal rate for maintenance or the maintenance may be bundled in the initial software license fee. Under a bundled arrangement, no separate renewal rate for maintenance is stated. Instead, there is a bundled renewal rate for both the software and maintenance. In these agreements, the revenue related to the software element, as well as any bundled maintenance, is recognized evenly over the term period. Under the specified renewal rate arrangement, the revenue is recognized at the time of the delivery of the software using the residual method. The nature of our software license arrangements will therefore affect our recognition of software license revenues in a given fiscal quarter. We expect that if our customers commit to more term arrangements, which have bundled elements, than perpetual license arrangements or term licenses with maintenance renewal rates, which have separate elements, we may encounter a reduction in near-term revenue. Bundled term arrangements, however, will enable us to obtain the benefit from a consistent stream of recurring revenue throughout the term of the license and in many cases will serve to generate more longer-term economic value for our company.

        The Company's revenue generated from the sale of BioRS integration and retrieval system is also recognized as gross software revenue. Included in some of our software segment sales are channeling alliances with data content providers to integrate their biomolecular databases with our software products and to resell subscriptions to these databases to our customers. Distribution alliances include agreements with providers of specialized bioinformatic hardware to integrate and resell their hardware with our software products. We will market our Protein-Protein Interaction module that integrates AxCell's proprietary protein databases with our GenoMax enterprise platform, including data from the WW Domain, the first human protein family to be mapped successfully. Under this agreement, we will receive a portion of subscription revenues, and in some cases, milestone payments and royalties associated with discoveries based on data delivered via our content platform.

        Our professional services segment has historically consisted of software development services provided under subcontracts to the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and beginning in 2000 have also included customer-specified software installation, training, integration and customization services related to our commercial software products. NCBI contracts for professional services through intermediaries for whom we serve as a subcontractor. These agreements are generally for one-year terms and may be terminated on behalf of NCBI at anytime, however, we have had a successful and long standing service relationship with NCBI dating back to 1995. We anticipate expanding our professional service efforts, particularly as they relate to contract development opportunities and value-added consulting services related to bioinformatics technology, including discovery strategy and IT customization and implementation services.

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


QUARTERLY FLUCTUATIONS

        Our quarterly operating results have historically fluctuated. We anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing, commencement, delay, cancellation, or completion of our:

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

        The manner in which we recognize revenue, in accordance with generally accepted accounting principles, including as such, revenue recognition that relates to our mix of term and perpetual software arrangements in a given quarter, may also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. For our maintenance contracts and professional services, we typically recognize revenues over the term of the contract.

        As a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year which typically results in a corresponding reduction in operating revenues. Due to the factors described above and other risks, you should not rely upon quarterly comparisons of our financial results, as these comparisons are not necessarily meaningful nor are they a reliable indicator of our future performance.

                    RESULTS OF OPERATIONS FOR THREE AND NINE
                         MONTHS ENDED SEPTEMBER 30, 2001

        The following table summarizes our results of operations for the three and nine months ended September 30, 2001, compared to the same period of 2000, as a percentage of our total revenue for the respective period.

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30                 SEPTEMBER 30
                                                            -----------------------       -----------------------
                                                              2000           2001           2000           2001
                                                            --------       --------       --------       --------
        Revenues:
               Software license and customer support           84%            80%            78%            85%
               Professional services                           16             20             22             15
                                                             ----           ----           ----           ----
                  Total revenues                              100            100            100            100

        Cost of revenues:
               Software license and customer support            4              8              4              7
               Professional services                            9             10             11              8
                                                             ----           ----           ----           ----
                  Total cost of revenues                       13             18             15             15


        Gross profit                                           87             82             85             85

        Operating expenses:
               Selling, general and administrative             94            136            107            119
               Research and development                        28             54             34             38
               Stock based compensation                         5              6             11              4
               Depreciation and amortization                    5             14              5              9
                                                             ----           ----           ----           ----
                  Total operating expenses                    132            210            157            170
                                                             ----           ----           ----           ----
        Loss from operations                                  (45)          (128)           (72)           (85)
        Other income (expense):
               Investment earnings                              1             14              1             14
               Interest expense                                (2)             0             (2)             0
               Other                                            0             (1)             0              0
                                                             ----           ----           ----           ----
                  Total other income (expense)                 (1)            13             (1)            14
                                                             ----           ----           ----           ----
        Loss before income taxes                              (46)          (115)           (73)           (71)
                                                                                           ----           ----
        Income tax benefit                                     --             --             --             --
                                                             ----           ----           ----           ----
        Net loss                                              (46)%         (115)%          (73)%          (71)%
                                                             ====           ====           ====           ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2000.

        Revenues. For the quarter ended September 30, 2001, revenues decreased 4% to $4.7million from $4.9 million in the corresponding period of 2000. For the nine months ended September 30, 2001, revenue increased 65% to $18.8 million from $11.3 million in the same period in 2000.

        Software segment sales revenue decreased 8% to $3.8 million for the quarter ended September 30, 2001 from $4.1 million in the corresponding period of 2000. For the nine months ended September 30, 2000, software segment sales revenue increased 79% to $15.9 million from $8.9 million in the corresponding period in 2000. Vector NTI Suite sales revenue increased 9% to $2.5 million for the quarter ended September 30, 2001 from $2.3 million in the corresponding period of 2000. GenoMax sales revenue decreased 29% to $1.3 million for the quarter ended September 30, 2001 from $1.8 million in the corresponding period of 2000. Vector NTI Suite bookings decreased 29% to $1.8 million for the quarter ended September 30, 2001 from $2.5 million in the corresponding period of 2000. GenoMax bookings decreased 48% to $0.6 million for the quarter ended September 30, 2001 from $1.2 million for the corresponding period of 2000. Our revenue shortfall is attributed primarily to customers delaying purchase decisions for both our Vector and GenoMax applications as well as the impact of the current economic downturn.

        Professional services segment revenue increased 14% to $0.9 million for the quarter ended September 30, 2001 from $0.8 million in the corresponding period of 2000. For the nine months ended September 30, 2001, professional services segment revenue increased 18% to $2.9 million from $2.5 million in the corresponding period in 2000. Increased professional services segment revenue at quarter-end resulted primarily from increased demand for implementation services related to our software products. In the third quarter of 2001, services provided to the NCBI under subcontracts accounted for 79% of professional services revenue and 15% of consolidated revenues.

        Cost of Revenues. For the quarter ended September 30, 2001, cost of revenues increased 34% to $0.8 million from $0.6 million in the corresponding period of 2000. For the nine months ended September 30, 2001, cost of revenue increased 60% to $2.8 from $1.7 million in the corresponding period in 2000.

        Costs of software license and customer support segment revenue increased 89% to $0.4 million for the quarter ended September 30, 2001 from $0.2 million in the corresponding period of 2000. For the nine months ended September 30, 2001, costs of software license and customer support segment revenue increased 214% to $1.3 million from $0.4 million in the corresponding period in 2000. This increase resulted primarily from our payment of fees to BioMax associated with our distribution of the BioRS integration and retrieval tool. Costs of software segment revenues also include manufacturing costs incurred on an as needed basis, cost of product resale, cost of shipping products, and the cost of providing training and customer support.

        Costs of professional services segment revenues increased 10% to $0.5 million for the quarter ended September 30, 2001 from $0.4 million in the corresponding period of 2000. For the nine months ended September 30, 2001 costs of professional services revenues increased 10% to $1.4 million from $1.3 million in the corresponding period in 2000. The increase at quarter-end resulted primarily from increased personnel supporting customer service of our software products. Costs of professional services segment revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel. We expect the cost of professional services to increase substantially as we increase our infrastructure to expand our professional service to include contract development opportunities and value-added consulting services related to bioinformatics technology, including IT customization and implementation services and collaborative discovery.

        Margins on our software license and customer support and professional services revenues improved for the nine month period ended September 30, 2001 compared to the prior period primarily as a result of economies of scale related to the increasing deal size of our average software sale.

        Selling, General and Administrative Expenses. For the three months ended September 30, 2001, selling, general and administrative expenses increased 39% to $6.3 million from $4.6 million in the corresponding period of 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses increased 85% to $22.4 million from $12.1 million in the corresponding period in 2000. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with an increased marketing effort. The Company also incurred additional costs during the nine-month period as a result of management changes, recruiting, and the relocation of its corporate headquarters. Headcount and resources related thereto comprised of the largest portion of this increase. Overall selling, general and administration headcount for quarter ended September 30, 2001 was 169 compared to 110 in September 30, 2000.

        Research and Development Expenses. For the three months ended September 30, 2001, research and development expenses increased 89% to $2.5 million from $1.3 million in the corresponding period of 2000. For the nine months ended September 30, 2001, research and development expenses increased 87% to $7.1 million from $3.8 million in the corresponding period in 2000. We expect this increase in research and development costs to continue in 2001 as we expand and enhance our software products. Overall research and development headcount for the quarter ended September 30, 2001 was 88 compared to 95 in September 30, 2000.

        Stock Based Compensation. For the three months ended September 30, 2001, stock based compensation expenses increased 19% to $0.3 million from $0.2 million in the corresponding period of 2000. For the nine months ended September 30, 2001, stock based compensation decreased 35% to $0.8 million from $1.2 million in the corresponding period in 2000. The decrease reflects higher than typical stock based compensation in the prior period related to discounted stock option grants and restricted stock awards.

        Income Taxes. We incurred net losses for the three months ended September 30, 2001 and 2000. We currently have an accumulated net operating loss carryforward of $43 million of which $31.5 million is a result of the exercise of non-qualified stock options. There was no tax benefit recognized for the losses incurred during the quarters ended September 30, 2001 and 2000. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

        Net Loss. We incurred a net loss of $5.4 million for the three months ended September 30, 2001, compared with a net loss of $2.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we incurred a net loss of $13.5 million compared with a net loss of $8.3 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        On October 6, 2000, we completed our initial public offering of common stock, selling 5,750,000 shares of common stock at $16.00 per share, for net proceeds to us, after deducting estimated expenses and underwriting discounts and commissions, of approximately $84.0 million.

        At September 30, 2001, we had $66 million in cash and cash equivalents, a net increase of $58.2 million from September 30, 2000. Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $15.5 million for the comparable period in 2000.

        We believe that the net proceeds from our initial public offering, our cash flows from operations and our existing capital resources will be adequate to fund our operations for at least the next 24 months, although we may seek to raise additional capital during that period. We may require additional funding to execute our business strategy or consider appropriate alliance or acquisition opportunities. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts.

        During the nine months ended September 30, 2001 we generated $20.8 million of cash receipts from operations compared to $11 million for the nine months ended September 30, 2000. Gross cash used by operations for the nine months ended September 30, 2001 was $31.6 million compared to $18.6 million for the nine months ended September 30, 2000. The net increase in cash disbursements for costs of revenue and operating expenses over the nine month period reflects the continued growth of our business, particularly as related to personnel and related infrastructure expenses.

        Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2001 compared to net cash used in investing activities of $2.3 million for the comparable period in 2000. The cash used in investing activities over those periods were primarily for the purchase of furniture and equipment for our new headquarters.

        In May 1999, we entered into a loan agreement and a security agreement with PNC Bank, National Association, in connection with the creation of a credit facility consisting of a secured revolving credit line and an equipment line of credit. In February 2000, we entered into a fourth amendment to such loan agreement increasing the maximum availability under each of the secured revolving credit line and equipment line of credit to $3.0 million, for a total of $6.0 million. The Company is in the process of renegotiating the terms of these agreements. As of the period ending September 30, 2001, the revolving credit line and equipment line of credit had available facilities of $3.0 million and $2.1 million, respectively. In connection with this amendment, we entered into an amended and restated revolving credit note and an amended and restated equipment line of credit note. We repaid the principal and accrued interest outstanding under the revolving credit note in October 2000. Amounts outstanding under the equipment line of credit note accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,610 through October 15, 2002 and $15,830 through March 15,
2003.

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


        On September 21, 2000, we entered into a sublease for approximately 36,190 square feet of office space for our new headquarters in Bethesda, Maryland. This agreement, which expires on October 31, 2012, requires us to make rental payments of $1.3 million a year, subject to a 2.5% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $1.4 million for which we have established irrevocable standby letters of credit described below. This security deposit may be reduced subject to our meeting certain minimum financial requirements. We took possession of our new headquarters facility and relocated our operations in March 2001.

          In September and November 2000, respectively, PNC Bank established irrevocable standby letters of credit in favor of

Pacific Gas & Electric Generating Company, in connection with our execution of a sublease with Pacific Gas & Electric for our new Bethesda, Maryland headquarters. The amounts of the irrevocable standby letter of credits will not exceed $460,200 and $920,400, and such amounts can be drawn in the event that we are in default under the sublease. The amounts of the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letters of credit. The irrevocable standby letters of credit expire on September 8, 2002 and November 22, 2002, respectively.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION OF MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our initial public offering proceeds currently invested in Blackrock Provident institutional funds.

        Our risk associated with fluctuating interest expense is limited to the equipment loan facility amount of $900,000 and credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        As of September 30, 2001, we have used approximately $18 million of our net offering proceeds toward consideration of certain strategic relationships and collaboration opportunities, the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to expansion of our research and development and sales and marketing teams. We have placed the remaining net proceeds from the offering principally in money market funds as well as other interest bearing, investment-grade securities. We expect to use net proceeds to expand our research and development and sales and marketing efforts, launch our expanded professional services as well as for working capital and general corporate purposes. We also expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

      3.1 Amended Bylaws of the Registrant

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of November 2001.

                                                   INFORMAX, INC

                                                   By:
                                                      --------------------
                                                   John M. Green
                                                   Chief Operating Officer and
                                                   Chief Financial Officer

EXHIBIT TABLE

3.1   Amended Bylaws of the Registrant