Form 10-K
period 2001-12-31
INFORMAX INC
filed 2002-04-01
CIK 1088724

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 1, 2002 is approximately $29.1 million. *

        As of March 1, 2002, there were 25,238,728 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2002, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

-----------
* Solely for purposes of this calculation, directors, executive officers and holders of 10% or more of the Registrant's outstanding common stock at March 1, 2002 are deemed to be affiliates.

================================================================================

                                 INFORMAX, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
        PART I
                      Item 1.   Business.................................................................................     5
                      Item 2.   Properties...............................................................................    21
                      Item 3.   Legal Proceedings........................................................................    21
                      Item 4.   Submission of Matters to a Vote of Security Holders......................................    21
        PART II
                      Item 5.   Market for Registrant's Common Equity and Related Stockholders Matters...................    22
                      Item 6.   Selected Consolidated Financial Data.....................................................    24
                      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                                Operations...............................................................................    26
                      Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................    43
                      Item 8.   Consolidated Financial Statements and Supplementary Data.................................    44
                      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                                Disclosure...............................................................................    67
        PART III
                      Item 10.  Directors and Executive Officers of the Registrant.......................................    68
                      Item 11.  Executive Compensation...................................................................    68
                      Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................    68
                      Item 13.  Certain Relationships and Related Transactions...........................................    68
        PART IV
                      Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on
                                Form 8-K.................................................................................    68
        SIGNATURES.......................................................................................................    69

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Except for any historical information, the matters we discuss in this Form 10-K concerning our company contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933, as amended. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K. Such risks and uncertainties include those set forth under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this Form 10-K. The forward-looking statements contained in this Form 10-K represent our outlook only as of the date hereof and we assume no obligation to update the forward-looking information contained in this Form 10-K to reflect actual results or changes in the factors affecting such forward-looking information.

                                 INFORMAX, INC.


                                     PART I


ITEM 1- BUSINESS

OVERVIEW

        We are a leading global provider of informatic software solutions to the life sciences industry. Informatics applies the power and dramatic advances that have taken place in mathematical, computer and life sciences to accelerate and enhance the research of scientific communities. Our integrated solutions strategy - called High-Throughput Research (HTR) - combines leading edge software solutions, consulting services and scientific expertise to provide the enabling technology for drug discovery and development customers. Our portfolio of informatic software solutions help scientists manage, analyze and interpret the enormous amount of genomic, proteomic and other biomolecular data generated in recent years. Increased understanding of these data that form the genetic blueprint of all living organisms could yield new ways to diagnose, treat and ultimately prevent many of the thousands of disorders that affect humans. Our HTR approach enables scientists to increase the effectiveness of their research and reduce the time and cost of identifying and validating biological targets for pharmaceutical, therapeutic and diagnostic development.

        Since introducing our market leading Vector NTI Suite of software applications for desktop computers in 1993, our customer base has grown to include over 31,000 individual scientists worldwide working in over 1,900 organizations, including over 800 biotechnology, pharmaceutical and agricultural biotechnology and life science companies, and over 1,100 academic and government research institutions. Our customers include:


        -       Merck & Company, Inc.,
        -       Pfizer, Inc.,
        -       Pharmacia & Upjohn Co.,
        -       Procter & Gamble,
        -       Johns Hopkins University,
        -       St. Jude Children's Hospital,
        -       University of Pennsylvania,
        -       University of North Carolina,
        -       University at Buffalo, The State University of New York,
        -       3M,
        -       Windber Research Institute,
        -       University of Georgia,
        -       BASF,
        -       Syngenta Biotechnology,
        -       Schering Plough Research, and
        -       The National Institutes of Health

        Our proprietary software solutions include Vector NTI Suite, the most widely used desktop software application for enhancing laboratory productivity, and GenoMax, a modular family of analytical programs on an enterprise platform for the integrated analysis of larger amounts of genomic, proteomic and other biomolecular data. Driven primarily by increased sales of Vector NTI Suite and greater market penetration of GenoMax, which was introduced in late 1998 and included 41 customers at December 31, 2001, our informatic products and related professional services generated $25.2 million in revenues in 2001. This represents a five-year compound annual growth rate of 90% and a 47 % increase over 2000 revenues.

        As of March 1, 2002, we had 223 full time employees, including a 57 person sales and marketing team, a 79 person research and product development team, a 29 person implementation, technical support and informatics scientists staff of 29, and 21 programmers dedicated to provide professional services under our relationship with the National Center for Biotechnology Information (NCBI), part of the National Institutes of Health (NIH).

        Financial information prepared in accordance with generally accepted accounting principles including information on revenues from external customers, measures of profit and loss and total assets is included in our consolidated financial statements in Item 8 of this report.

INDUSTRY BACKGROUND

        Life science informatics combines the fields of molecular biology and information technology. Informatic software enables researchers, using automated laboratory research techniques, to efficiently search, organize, share, analyze and interpret genomic, proteomic and other biomolecular data. Genomic and proteomic factors dictate cellular functions, susceptibility to disease and physical characteristics. Researchers expect that analysis of such data will lead to new ways to diagnose, treat and ultimately prevent many of the thousands of disorders that affect humans. Genomic research involving other organisms, including plants, animals, bacteria and viruses, could yield further advances regarding human disorders, as well as improvements in agricultural production, industrial processes and environmental management.

Research is Producing a Flood of Genomic and Other Biomolecular Data

        Around the world, researchers in industry, academia and government are producing vast quantities of biomolecular data. Much of this data is related to:

        - DNA sequence, which is the order of chemical sub-units, called nucleotide bases, that make up strands of DNA found in the cells of every living organism and which encode genetic information;

        - gene variation, function and expression, which is the variation in specific sequences of nucleotide bases found on chromosomes, called genes, that control the presence of hereditary traits; the biological function of those sequences; and the degree to which a gene's information is translated into the production of proteins within a cell; and

        - protein structure and function which is the sequence of chains of amino acids, the building blocks of proteins, their 3D structures and the means by which they direct the regulation, growth and repair of cells, tissues and organs.

        With the completion of a draft of the human genome last year the acquisition of data only continues to increase. GenBank, a National Institutes of Health sponsored public repository of genetic sequences of humans and over 55,000 other organisms, increased from approximately 555,000 complete sequences in 1995, to 10.1 million complete sequences in 2000, to over 15.4 million complete sequences as of February 2002. GenBank's database of nucleotide bases increased from approximately 385 million bases in 1995, to 11.1 billion bases in 2000, to over 17.0 billion bases as of February 2002. As researchers seek to further characterize and understand the catalogue of identified genes in a functional sense, data available to researchers continues to grow in amount and complexity.

Informatic Software Efficiently Stores, Organizes and Integrates Growing Volumes of Biomolecular Data

        A central problem now facing researchers is how to store, organize and integrate complex and rapidly growing data sets. Informatic software can incorporate a relational database, enabling researchers to efficiently store, organize and search genomic, proteomic and other biomolecular data according to the properties of relevant data objects. Informatic software can also provide a user-friendly interface for efficient access to numerous in-house and Internet-based databases of biomolecular information.

Informatic Software Transforms Data into Useful Knowledge

        The true value of the rapidly growing mass of genomic and proteomic data lies in the transformation of this data into advances in drug discovery and development, clinical diagnostics, agricultural production, environmental management and industrial processes. Informatic software allows researchers to incorporate proprietary and third party analytical algorithms and analysis tools to interpret and translate data into useful knowledge for application across a variety of disciplines. Informatic software can also automate database queries, analyses and reporting of research results. Automated analysis is important because as biomolecular databases grow, researchers must continuously update their analyses to reflect the new data that has been added. By understanding how newly characterized biomolecular data fits into the whole cellular machine, scientists can understand how the cell, tissue, organs, systems and humans function normally and the causes of disease. Events this year have highlighted the first broad efforts at characterization of systematic behavior in higher organisms. Many new and previously known but improving laboratory technologies have been used in this search for functional characterization including biochips, microarrays and mass spectrometry. Recent examples of such data generation, and how informatics solutions can help to understand this data include:

        - On January 10, 2002, the journal Nature published two papers detailing high throughput discovery of protein complexes in the budding yeast Saccharomyces cerevisiae, a first step in understanding the overall behavior of an organism. Using mass spectrometry, both papers independently identified close to 15,000 different proteins and found protein associations totaling roughly 25% of the yeast genome. The two datasets did not completely agree even though similar approaches were used. This highlights both the ability to rapidly generate huge volumes of biologically relevant data but also the importance of informatics systems to interpret and reconcile complex conflicting datasets.

        -       On January 31, 2002 a paper published in the journal
                Nature reported a more robust method of classifying metastatic breast cancers using gene microarray analysis. In order to develop these methods, over 3 million data points (gene expression levels) were applied using tissue samples from 117 patients. Without highly sophisticated informatics resources this discovery could not take place.

Informatic Software Facilitates Collaboration among Researchers

        Due to the volume and complexity of biomolecular data, efficient collaboration among researchers within and across organizations is required to accelerate productivity. Within large pharmaceutical companies, related research efforts are often conducted across numerous research departments in different locations. The Human Genome Project, an international collaboration of academic and government research institutes, pursuing the goal of deciphering the human genome, represents an example of inter-organizational collaboration that informatic software can facilitate. Internet and intranet-enabled informatic software solutions such as our Vector NTI Suite, Vector Enterprise and GenoMax enterprise platform serve as an information bridge allowing researchers to share data and results, collaborate in analyses and better coordinate their efforts.

Informatic Software Provides an Efficient Interface for Online Data Sources

        Researchers can currently access through the Internet over 500 databases in the public domain that contain genomic, proteomic and other biomolecular data. For example, the National Center for Biotechnology Information (NCBI) provides access to GenBank, PubMed and its other databases, as well as related tools, through its Internet website, which is used on average by more than 250,000 users per weekday who in the aggregate initiate an average of over
5.0 million queries per day. In addition, commercial providers of genomic, proteomic and other biomolecular data often provide customers with access to proprietary data through the Internet. Informatic software can act as a researcher's interface with diverse online databases. The Internet also enables the distribution of informatic software, the use of informatic software maintained on remote computers and the online purchase of products used in laboratory experiments.

MARKET OPPORTUNITIES IN LIFE SCIENCE INFORMATICS

The Market for Life Science Informatics Software and Services is Large and Growing Rapidly

        An August 2000 independent industry report by Front Line Strategic Management Consulting estimates the world-wide life science informatics market, consisting of sales by providers of analytical software, enterprise systems and data, will grow from approximately $468.0 million in 2000 to approximately $2.0 billion in 2005 and approximately $5.4 billion in 2010. In the wake of the Human Genome Project and other significant gene sequencing initiatives, researchers are facing a flood of genomic data. Concurrently, traditional pharmaceutical research processes -- ranging from discovery to development, and then on to clinical trials, drugs and treatments -- are becoming more costly and less efficient. As this data explosion continues, we believe that pharmaceutical and biotech companies' drug discovery processes will struggle to maintain productivity levels and keep up with demand. Informatic software and services solutions can play a critical role to help address these challenges. We believe that market growth for informatic software solutions is being driven by the following factors:

        - The increasing difficulty of managing, integrating and interpreting the rapidly increasing volumes of available biomolecular data and genomic information;

        - The increased recognition by researchers of the utility of using technology and sophisticated and collaborative management processes in the drug discovery process to increase their productivity and cost efficiency; and

        - The significant opportunity to claim valuable patent rights on biomolecular information underlying such areas as diseases, human behavior, agricultural productivity and environmental management.

        We believe that our informatic software and service solutions provide researchers with an efficient means by which to access disparate data sources and give them the tools to rapidly interpret, analyze and translate such data for application in numerous disciplines. Given the market opportunities created by the applications of genomic, proteomic and other biomolecular data, and the efficiency and productivity gains that can be achieved through the use of informatic software, we believe that the market for our informatic software and service solutions will continue to grow.

TARGET MARKETS FOR INFORMATIC SOFTWARE APPLICATIONS AND SERVICES

        Life science informatic software and services facilitate increased research efficiency, productivity and collaboration amongst the numerous disciplines, teams of scientists and research efforts that apply a data driven, informatic approach to biological discovery. Currently there are approximately 400,000 scientists and engineers from both commercial organizations and academic and government research institutions engaged in research and development in the life sciences and related science fields. We believe that the current and future markets for informatic software and services solutions include the following industries that are participating in the genomic revolution:

        Pharmaceutical and Biotechnology Companies. There are over 250 pharmaceutical companies and 2,500 biotechnology companies worldwide. Amongst these companies, approximately $50.0 billion was spent in research and development in 2000. Current estimates indicate that over 90% of potential drug candidates fail at some point in the development process and that bringing a new drug to market costs approximately $500 million and requires an average of 15 years in development. In an effort to increase the number and quality of marketable drug candidates, we believe pharmaceutical and biotechnology companies are increasingly shifting from more conventional laboratory techniques to a more effective technology-based, data-intensive, approach to drug discovery.

        Academic and Government Research Institutions. Academic and government research institutions, including the international institutions that make up the Human Genome Project, have been significant participants in biomolecular research and the advancement of genomics. Public spending for such research is expected to increase rapidly over the next several years on a global basis. The budget of the National Institutes of Health is expected to grow to approximately $27.0 billion by 2003, doubling the $13.6 billion budget in 1998. In 2002, government funding for the National Institutes of Health is expected to be approximately $25.0 billion with a majority of the funding earmarked for grants to researchers and to support internal research efforts. A portion of this funding has been earmarked for Biomedical Research Infrastructure Network (BRIN) grants, which awards funds to institutions in states that have been traditionally denied funding in competitive processes. These grants can be utilized to establish basic infrastructure, including the purchase of equipment and software, to support biomedical research.


        Agricultural, Environmental and Industrial Biotechnology Companies. Greater knowledge about plant and animal genomes may enable researchers to engineer stronger, more disease resistant plants and animals, resulting in increased farming and livestock productivity. Researchers may use such knowledge to develop more nutritious and pesticide free foods and cultivate enzymes that aid in industrial processes and environmental management. By reducing discovery and development costs, informatic software may facilitate the creation and commercialization of agricultural, environmental and industrial products and technologies that might otherwise be cost prohibitive and therefore not explored.

        Emerging Clinical Genomics Industry. Industry participants expect genomics and the study of genetic variation to play a central role in the market for clinical diagnostics and the emerging market for customized drug therapies. Through the analysis of genomic data, researchers are gaining greater understanding of disease onset and progress and are working to translate these findings into earlier-stage and more accurate diagnostic tests. In addition, researchers engaged in the emerging field of pharmacogenomics are seeking to determine how the millions of tiny genetic variations among individuals impact drug response, so that they can subsequently develop a more personalized approach to medicine and treatment of disease.

OUR SOLUTION

        In response to the challenges and market opportunities presented by the genomic revolution, we develop and deliver to our customers an integrated solutions strategy, including our portfolio of informatic software products and complementary services.

        Our proprietary software products are flexible, scalable and designed to integrate with one another. Our software products provide access to public and commercial databases and are designed to provide e-commerce connectivity with vendors of laboratory reagents for use in actual experiments. Our products are designed to be stand-alone applications or Internet-hosted applications provided through application service providers. Our current software portfolio includes:

        - Vector NTI Suite, a comprehensive desktop analysis and visualization toolset for the laboratory scientist engaged in genomic and protein sequence research. Vector NTI Suite contains modules that enable researchers to store, manage, assemble and analyze biomolecular data and improve their productivity through the simulation of certain key laboratory processes. Launched in 1993, Vector NTI Suite is offered for both Microsoft Windows and Apple Macintosh operating systems. To date we have more than 31,000 estimated Vector NTI Suite users, working in over 1,900 organizations, who are engaged in informatic-based life science research.

        - Vector Enterprise, designed for researchers working in larger groups or who collaborate with others on sequence analysis projects. Using a shared Oracle relational database, Vector Enterprise is an enhancement to the Vector NTI Suite that allows users to share data and results in a secure environment. We commercially released Vector Enterprise in the third quarter of 2000.

        - GenoMax, a large-scale modular, enterprise-wide data mining application that integrates multiple genomic data types and enables researchers to automate complex analysis tasks. GenoMax enables researchers to efficiently store, search, manage and analyze large amounts of biomolecular data on a scale not possible at the desktop. GenoMax facilitates research collaboration and is designed for a coordinated effort by a diverse team of scientists within or across organizations. From its launch in late 1998 through December 31, 2001, we have sold GenoMax to 41 customers.

        In addition to our proprietary software solutions above, we are licensed to distribute complementary informatic software and database products under license from Biomax Informatics AG, Media Cybernetics L.P. and AxCell Biosciences Corporation. These products complement our proprietary software products and are a component of our comprehensive High Throughput Research approach.

OUR CORE COMPETENCIES AND COMPETITIVE STRENGTHS

        We believe that our core competencies and competitive strengths, including those summarized below, position us to continue to be a global leader in life science informatic solutions.

Superior Products and a Broad Product Portfolio

        Our comprehensive portfolio of informatic software solutions reflects the benefit of years of significant time and resources committed to research and development that incorporates customer feedback, enabling our products to meet current and anticipated needs and preferences of the scientific community. Our software solutions are flexible and scalable for customers of varying size, with the capability to integrate with each other and to incorporate proprietary and third party analytical algorithms and data sets. Our products contain advanced analysis, visualization and simulation tools and are designed to reflect the natural workflow of the laboratory scientist. Our product portfolio includes Vector NTI Suite, an integrated analysis and visualization software toolset for laboratory scientists working with genomic and proteomic data. For larger collaborative research efforts, Vector NTI Enterprise provides a Vector NTI Suite user group with the additional advantages of a shared relational database and features simultaneous multi-user access and search capabilities in a secure environment. GenoMax is a modular enterprise platform and integrated system that is designed to support coordinated research efforts by teams of scientists working together locally or on a global basis. Its modular platform of powerful analytical programs for genomic and proteomic applications enables functions not possible at the desktop level and may be customized to meet a customer's specific research and database requirements. In addition to our proprietary software products described above, we market and distribute certain complementary software products under license from Biomax Informatics AG and Media Cybernetics L.P. as well as subscriptions to biomolecular databases. We believe that our broad informatic software offering, a component of our High Throughput Research approach, gives us a competitive advantage in the market for informatic solutions.

Superior Informatic Software Development and Commercialization Capabilities

        Software engineering for commercial-grade informatic applications requires a high level of understanding of software programming, molecular biology, customer needs and preferences and market trends. Our development teams are led by experts in molecular biology and include professional software engineers trained in computer science, statistics, mathematics and physics. Our product development staff has functional expertise in C/C++, Java, MS Windows, Apple OS, UNIX, object-oriented design, system-level programming, relational database design and development (including Oracle), graphical user interface programming, informatics and molecular biology. Our product development staff has played a significant role in developing a customized data delivery platform for the NCBI's GenBank repository, ENTREZ and PubMed/MEDLINE online genomic databases. As of March 1, 2002, we had 79 full-time employees dedicated primarily to our research and product development team.

Deep Scientific Application Focus and Insight

        Our team of scientists, who have strong backgrounds in informatics and bench science experience, are key assets and are actively involved in our product development process. We also deploy our scientists to customer locations in order to install and customize our software solutions. Our scientists can also work directly with our customers to more effectively understand and analyze their data and develop the workflows involved in their research and discovery processes. By utilizing our scientists, customers can quickly develop and analyze critical data and transfer knowledge of informatic software and scientific solutions more quickly and effectively throughout their research team.

Large Existing Customer Franchise

        We are currently a leading provider of informatic solutions and have attained significant industry acceptance for our software products, especially for our market leading Vector NTI Suite desktop application. Introduced in 1993, our Vector NTI Suite has an estimated 31,000 users at over 1,100 academic and government research institutions and over 800 biotechnology, pharmaceutical and agricultural biotechnology and life science companies. From the introduction of our GenoMax enterprise application in late 1998 through year-end 2001, we sold 41 GenoMax enterprise platforms to pharmaceutical, biotechnology and academic customers, including the University at Buffalo, State University of New York, Windber Research Institute, Phylos, BASF AG, the University of North Carolina and the University of Tokyo. Since October 1994, we have also provided software development services to the National Center for Biotechnology Information (NCBI) at the National Institutes of Health, the leading public sector provider of primary genomic and biomolecular data.

Vector NTI's Strong Market Penetration Creates Opportunities for New Products and Business Lines

        We believe that existing market penetration of our Vector NTI Suite gives us an important strategic and competitive advantage. Our Vector NTI Suite provides customers with a lower cost means to validate the quality and utility of our informatic software solutions. Moreover, our desktop and enterprise applications integrate with one another. We believe that connectivity between desktop and enterprise solutions and vendor familiarity are important factors in the selection of a larger, more costly enterprise solution. We believe that our significant market penetration of Vector NTI Suite can be leveraged by our sales force to drive the sale of our other software products and related professional services to existing customers. Over one-half of the 41 GenoMax licenses sold through December 31, 2001 have been to existing users of our Vector NTI Suite.

Superior Sales Capabilities

        We have built a 53 person sales organization, with experience in both desktop and enterprise software sales, whose mission is to establish our software products as the standard in the informatics industry. In an effort to gain further market penetration and increase our brand awareness, we have also co-marketed our products with technology leaders, including Compaq, Oracle and Sun Microsystems. In August 2000, we entered into joint marketing and development agreements with Amersham Biosciences, Corp., a life sciences technology company with significant sales and distribution channels. We have also established distributorships in major global markets including Korea, Singapore, Japan, Taiwan, Latin America and Germany, in order to solidify our global leadership position. This model has allowed our customer base to enjoy native language, local sales and front line support capabilities. In order to ensure that our future product development pipeline will satisfy evolving market needs and preferences, leaders from our product development, implementation and support, and sales and marketing teams regularly share customer feedback.

OUR PRODUCT AND SERVICE LINES


                                            SOFTWARE PRODUCTS
     ---------------------------------------------------------------------------------------------------
     VECTOR NTI SUITE:  suite of desktop applications designed to simulate key laboratory processes for individual scientists engaged in genomic and proteomic research

     ---------------------------------------------------------------------------------------------------
     VERSION                           MODULES                       FUNCTIONS
     ---------------------------------------------------------------------------------------------------

     VECTOR NTI SUITE 7.1              VECTOR NTI                    data analysis and visualization
     (released March 2002))            BIOPLOT                       sequence analysis
                                       ALIGNX                        multiple sequence alignments
                                       CONTIGEXPRESS                 sequence fragment assembly
                                       3D MOL                        structure analysis and
                                                                     visualization
                                       XPRESSION NTI                 desktop analysis of microarray
                                                                     expression data

     VECTOR NTI SUITE 8.0                                            new functionality for sequence
     (scheduled to be released second                                analysis and microarray
     half of 2002)                                                   expression analysis and functions
                                                                     based on emerging life science
                                                                     technologies to support systems
                                                                     biology

     ---------------------------------------------------------------------------------------------------
     VECTOR ENTERPRISE 1.1.2:           incorporates a shared relational database into a network of
     (released March 2002)              Vector NTI Suite applications to enable real-time collaboration among multiple researchers in a secure environment
     ---------------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------------
     GENOMAX ENTERPRISE:                large-scale, modular, enterprise-wide data mining and analysis application
     ---------------------------------------------------------------------------------------------------
     VERSION                         MODULES                         FUNCTIONS
     ---------------------------------------------------------------------------------------------------

     GENOMAX 3.3                     SEQUENCE AND GENOME ANALYSIS    similarity searches, sequence
     (released February 2002)                                        alignments and annotation,
                                                                     including annotation of
                                                                     chromosomes by population with
                                                                     expressed sequence tags (ESTs)
                                     PROTEIN-PROTEIN INTERACTION     display and analysis of networks
                                                                     of interacting proteins
                                     GENE EXPRESSION ANALYSIS II     management and visualization of
                                                                     microarray data
                                     PROTEIN 3-D STRUCTURE           prediction of protein molecular
                                                                     structure

     PRODUCTS DISTRIBUTED BY
     INFORMAX

     BIOMAX - BIORS                   Facilitates integration, management and querying of large
                                      heterogeneous databases irrespective of their original source formats.
            - PEDANT                  Genome database that includes a comprehensive collection of systematically annotated and classified genomes

     AXCELL - PROCHART                proprietary database of protein-protein interactions created using Axcell's patented high-throughput technology which can be stored and viewed using GenoMax

     MEDIA CYBERNETICS

     ARRAY PRO/                       image analysis applications
     GEL PRO

                                    PROFESSIONAL SERVICES
     --------------------------------------------------------------------------------------------------------------
     TECHNOLOGY IMPLEMENTATION AND SUPPORT SERVICES    Software installation, integration and customization for
                                                       GenoMax customers
     INFORMATICS SERVICES                              Value-added services including: informatics workflow,
                                                       discovery research projects, data analysis and integration and knowledge transformation
     SOFTWARE DEVELOPMENT                              Consulting and software development services provided under contract
     --------------------------------------------------------------------------------------------------------------

Software Products

        Our portfolio of proprietary software products currently includes our Vector NTI Suite desktop application, our Vector Enterprise product and our GenoMax enterprise platform.

        Vector NTI Suite

        Vector NTI Suite is a comprehensive, integrated analysis and visualization software toolset for laboratory scientists working with genomic and proteomic data. We launched our first desktop application in 1993 and released Vector NTI Suite 7.1, our seventh generation desktop product, in March 2002. New functionality in Vector NTI Suite 7.1 includes improved integration with Vector Enterprise, our shared relational database, and support of greater connectivity with Xpression NTI, our desktop expression analysis module. Links to genes annotated in GenBank can be imported into Xpresison NTI to enhance analysis of expression data, and can be displayed in Vector NTI. Our Vector NTI Suite currently consists of six modules, each of which is described below:

        - Vector NTI. Vector NTI enhances the laboratory researcher's productivity by providing informatics tools to create, analyze, map, manage, and graphically represent biological data and simulate key laboratory processes. Vector NTI incorporates an object-oriented database for the storage and organization of DNA and protein sequence data and biomolecular materials used in the cloning of disparate DNA molecules called recombinant cloning. These recombinant cloning materials include vectors, plasmids, oligonucleotides, gel markers, and restriction enzymes, which can be organized and stored. The database can be sorted, customized and searched according to the properties of relevant data objects. Vector NTI has the ability to design recombinants, DNA molecules, based on built-in biological knowledge and selected user preferences which accelerate the complex and time-consuming process of designing cloning experiments. By developing cloning strategies before performing actual laboratory work, users save valuable research time, reduce reagent costs and enhance the prospects for a successful cloning experiment. Through its simulation function, Vector NTI recommends necessary protocols and reagents to complete the experiment. Vector NTI includes tools for cutting DNA sequences known as restriction enzyme analysis and for amplifying a DNA sequence called PCR primer design. The product also enables the study and induction of mutations known as mutagenesis analysis and the separation of DNA fragments and proteins through a process called gel electrophoresis. Through Vector NTI's sophisticated graphical user interface, researchers can visualize their data and results of analysis.

        - BioPlot. BioPlot is a protein and nucleic acid sequence analysis tool that plots more than 50 different pre-defined physical and chemical protein analysis types and links them with feature maps and actual sequences. Amino acid scaling allows visualization of the distribution of the structural and chemical properties of amino acids along a molecular chain, providing clues as to the functional properties of protein regions or domains. These functional properties allow researchers to more quickly identify and understand regions of interest in molecules under study.

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

        - ContigExpress. ContigExpress allows the user to take small, analyzed sequence fragments, either in text format or from sequencing chromatograms, the output from automated sequencing equipment), and visually assemble them together into a longer, contiguous sequence. ContigExpress further allows the user to edit the fragments directly, with the chromatograms in full view, while it tracks all the changes made. The ability to simultaneously show sequence and trace data allows the researcher to inspect the relative intensity of the sequencing chromatogram and modify the called base.

        - 3D MOL. 3D MOL enables researchers to analyze and visualize molecule structures using numerous display modes. 3D MOL enables researchers to manipulate the 3D structure of protein and DNA sequences correlated to their constituent amino acids and nucleotide sequences. The analytical features of 3D MOL enable researchers to measure distances and angles within molecules.

        - XPRESSION NTI. Xpression NTI is a comprehensive desktop expression analysis software tool designed to efficiently store, process and analyze gene expression data from single or multiple expression experiments, enabling scientists working with microarray data to effectively manage and study the expression levels of thousands of genes simultaneously. Xpression NTI graphically displays large amounts of quantitative data illustrating inherent patterns of gene expression on a broad scale, with a "birds-eye" view, or on a finer scale, gene by gene. Filtering, sorting and clustering algorithms, as well as profiling and plotting methods, can be used to efficiently analyze and organize expression data. With Xpression NTI, scientists can import, normalize and merge primary expression run results obtained under a variety of experimental conditions.

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

        - Open Architecture. Vector NTI Suite is offered for both Windows and Macintosh operating systems and can accommodate data in numerous text formats used in the research community including FASTA, GenBank, EMBL, SWISS-PROT, GenPept and ASCII. The software can be used based on a single, static license for one machine or with our Dynamic License Server that can manage a pre-defined number of users running the software on a centralized server. The Dynamic License Server creates an easily scalable environment where the number of concurrent licenses can be set according to the expected usage.

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

        - Internet Connectivity. Vector NTI Suite provides connectivity to over 10 Internet sites for searching and importing fully annotated molecules back into Vector NTI Suite for further manipulation and analysis. Our Vector NTI Suite can analyze this data along with data collected from internal research as well as data from other publicly available sources. The Vector NTI Suite
                7.1 incorporates enhanced Internet connectivity, providing users with e-commerce capability directly through our software.

        - Transparent Data Searching. Vector NTI Suite 7.1 allows researchers to conduct BLAST homology searches and query the ENTREZ and PubMed/MEDLINE databases at the NCBI through the desktop application without the need for a web browser. BLAST is the NCBI's basic local alignment search tool and involves the use of an algorithm to search online databases to compare any newly discovered DNA or protein sequence with known sequences. The results of this algorithm, which allows the identification of regions of similarity between sequence data, can be stored and managed by the Vector NTI Suite. The ENTREZ and PubMed/MEDLINE search system allows researchers to search the NCBI databases of biomolecular data and perform scientific literature searches. Results of such searches can be stored and managed by the Vector NTI Suite for later use or presentation.

        - Application Facilitates Research Collaboration. Vector NTI Suite allows researchers to share and exchange data and research results from their individual databases between several installations of the Suite. In addition, the Vector NTI Suite supports special document types that can be used as "packagers" for heterogeneous data and research results. Geographically distributed users may exchange these documents and use the Vector NTI Suite's graphical viewers to visualize each other's research results.

        Vector NTI Suite 8.0

        Vector NTI Suite 8.0, our eighth generation desktop product, currently scheduled for commercial release in the second half of 2002, is expected to include new functionality for sequence analysis and microarray expression analysis. Vector NTI Suite 8.0 is also expected to incorporate significant feature enhancements in response to requests from scientists and researchers based on emerging life science technologies to support systems biology.

        Vector Enterprise

        Our Vector Enterprise database software is designed for biologists working in larger research groups, or those who need to work collaboratively with others on sequence analysis projects. Vector Enterprise is an enhancement to the basic Vector NTI Suite and relies on a shared Oracle relational database to store user data and results. This product is coupled with the desktop database already present in the Vector NTI Suite and permits multi-user access and data sharing across entire companies or organizations by all researchers using Vector NTI Suite. Vector Enterprise enables a collaborative research environment with secure data storage and analysis. We commercially released the first version of Vector Enterprise in the third quarter of 2000 and released version 1.1.2 in March 2002.

        GenoMax Enterprise Solutions

        GenoMax is a large-scale, enterprise-wide, data mining and analysis solution that enables research organizations to manage and analyze large amounts of genomic and proteomic data from disparate sources. GenoMax incorporates proprietary and third party analytical tools that perform complex integrated analyses across multiple experiment types. GenoMax facilitates large-scale data storage and management as well as an IT framework for computationally intensive tasks that are not possible on desktop programs. GenoMax employs a scalable client-server architecture that enables secure storage and management of data in flat files as well as in an Oracle database. Data mining applications as well as a variety of informatics analytical tools are provided and accessed through a convenient web based interface consisting of Java applets. GenoMax enables multiple users to collaborate in the design and execution of research ranging from molecule analysis and annotation to analysis of complex microarray based gene expression data and protein-protein interaction data. The combination of a collaborative environment and sophisticated data-mining and analysis capabilities makes GenoMax an effective tool for coordinated genomics research and an efficient tool for determining targets for further expenditure of research efforts and resources.

        GenoMax was originally launched under the brand name Software Solution for Bio-Medicine in September 1998. The current GenoMax version 3.3, which was commercially released in February 2002, features several enhancements to the sequence analysis and gene expression analysis modules over version 3.2. The sequence analysis module in GenoMax 3.3 allows import, management and visualization of full genome data and facilitates feature search, browsing and annotation of chromosome sized sequences from popular public domain genomic databases such as UCSC GoldenPath, EnsEMBL, RefSeq and NCBI genomes. Automation of key tasks such as clustering analysis using the built in scripting language is also introduced in this version as is the ability across GenoMax modules of running time consuming tools in the background with automatic, unattended saving of results. GenoMax 3.3 includes the following modules:

        - Sequence and Genome Analysis: This module provides for database similarity searches including BLAST and FASTA, multiple sequence alignments, sequence annotation and visualization extending to large chromosome sized sequences, restriction enzyme analysis, automated search agents and proprietary sequence comparison tools. Annotation of chromosomes is enabled through many tools including population with expressed sequence tags (ESTs) and transcript information.

        - Gene Expression Analysis: This module provides for management, analysis and visualization of microarray data.

        - Protein 3D Structure: This module provides for prediction and analysis of tertiary structures of proteins including molecular structure.

        - Protein-Protein Interactions: This module provides for analysis of protein intracellular behavior. This module enables display and analysis of networks of interacting proteins and effectively handles the ProChart protein-protein interactions database product, co-developed with AxCell, as well as customer specific datasets.

        Features of GenoMax

        The features of our GenoMax enterprise solution include:

        - Collaboration-Oriented Architecture. GenoMax is a client-server software solution that allows collaboration within and across organizations. Multiple users may simultaneously search and analyze large quantities of data and share their results. Computationally intensive algorithms run on the server side, while the results are delivered on the client side through an intuitive Java-based graphical user interface, enabling real-time feedback with the central server, other users and with third parties. GenoMax secures research analyses behind a corporate firewall and incorporates a flexible hierarchy of user rights, giving managers control of research projects and permitting administrators to customize their security needs by adding and deleting authorized users as necessary.

        - Large-Scale Data Processing High Throughput Research. GenoMax is designed to accommodate the needs of research institutions that analyze large amounts of genomic data (e.g., sequence, gene expression, protein-protein interaction) from multiple sources. The Oracle(TM) relational database system that is integrated into GenoMax can be customized to automatically update databases from public and subscription sources and notify users when new data has been imported. Data can be accessed and analyzed by researchers manually or automatically through GenoMax's High Throughput Research system that allows researchers to create sophisticated analysis protocols and apply them to process data on a 24-hour basis.

        - Flexible Informatics Framework. GenoMax supports a wide range of data-mining algorithms, including BLAST, FASTA, HMM, flexible pattern search, ORF analysis and homology blocks search. GenoMax's architecture is open, scalable, secure and easily extended so that our customers may incorporate several analytical tools of their choice. In order to enhance efficiency, GenoMax includes data management tools for organized storage and analysis and employs results filtering to select the most useful results according to user specifications.

        - Advanced Data Integration Capabilities. Biomax's BioRS system integrates data from a variety of large, heterogeneous public and proprietary databases irrespective of their original formats. The system enables researchers to manage and query hundreds of biological databases through a user-friendly web interface. Our distribution of BioRS adds this important database cross linking ability to our GenoMax enterprise informatics solution and extends its data integration capabilities. GenoMax and BioRS can be integrated so that search query results from BioRS can be imported into GenoMax for analysis and searches originating in GenoMax can be extended across databases stored in BioRS. We distribute Biomax's BioRS system under the terms of our exclusive, four year worldwide license more fully described below.

Professional Services

        Our global services group is organized into two core groups, Technology Solutions and Informatics Solutions.

        - Our Technology Solutions team is comprised of dedicated technology professionals with considerable experience and training in information technology, systems architecture, database design and administration, software customization and project management. This specialized group works with both our informatics scientists and customers during every phase of the installation and implementation of our software. The Technology Solutions team offers a wide range of services in the following areas: software implementation, training, software customization and development, systems design and architecture, technology integration, remote managed services and maintenance and upgrades.

        - Our Informatics Solutions team is comprised of Ph.D. scientists with significant experience and training in life science informatics as well as direct training and experience in laboratory and discovery research. We leverage the combined expertise of our scientists to provide significant additional value to our customers in the form of dedicated scientific and technical support and training, insight and know-how and value-added scientific and informatics services that specifically apply to our software products. Our Informatics Solutions team is capable of providing support in fields, such as genome assembly and annotation, expression and gene annotation discovery practices which includes array and chip design, simple and complex genetic linkage and mutation discovery and evaluation, proteomics, immunology, mass spectroscopy, pharmacology, drug discovery and assay development. Our Informatics Solutions team offers a range of value-added services in the following areas: informatics workflow, discovery research projects, data analysis and integration, informatics training, informatics outsourcing and knowledge transformation.

        In connection with our professional services we provide biomolecular data providers with consulting and software development services on a contract basis. Since October 1994, we have provided software development services to the National Center for Biotechnology Information (NCBI), a division of the National Library of Medicine at the National Institutes of Health. NCBI maintains the world's largest public databases of genomic and other biomolecular data, which are available via the Internet to all participants engaged in genetic and biological research. We have played a significant role in the development of the public content delivery interfaces for the NCBI's databases, including GenBank, ENTREZ, and PubMed/MEDLINE. Our relationship with NCBI allows us to work with the world's largest public genomic and biomolecular databases, covering diverse sets of information. NCBI contracts for these services through intermediaries for whom we act as a subcontractor. These government contracts may be terminated on the behalf of the NCBI at any time.

        A component of our professional services offering includes maintenance support to our software customers. We respond to requests for customer support through numerous channels. Our implementation and support services group also provides training and educational programs to researchers using our products. We anticipate expanding our professional service efforts, particularly as they relate to contract development opportunities and value-added consulting services related to informatics technology, including discovery strategy and IT customization and implementation services.

STRATEGIC ALLIANCES.

        Channeling and Distribution Relationships. We have entered into and intend to continue, where appropriate, to seek distribution or reselling agreements with various biomolecular data content providers to sell subscriptions to their data sets to our GenoMax and Vector NTI Suite customers. We have also entered into and intend to continue, where appropriate, to seek distribution agreements with various providers of complementary informatic software solutions to license their products to our GenoMax and Vector NTI Suite customers. We believe that these alliances can help us to leverage our market presence, broaden our product offering and increase use our software as an integration and analysis tool.

   To date, we have entered into alliances with the following organizations:

        - AxCell Biosciences Corporation. In August 1999, we entered into an agreement with AxCell Biosciences, a wholly owned subsidiary of Cytogen Corporation, to market AxCell's proprietary protein-protein interaction database, ProChart, with our GenoMax enterprise product. Under this agreement, we developed and market, on a subscription basis, a Protein-Protein Interaction module that integrates AxCell's proprietary protein databases with our GenoMax enterprise platform, including data from the WW Domain, the first human protein family involved in signal transduction to be mapped successfully. Under this agreement, we will receive a portion of subscription revenues, and in some cases milestone payments and royalties associated with discoveries based on data delivered via our content platform. Our Protein-Protein Interaction module, which enables visualization and use of the ProChart database, was released in June 2001.

        - Biomax Informatics AG. In January 2001, we entered into a strategic relationship with Biomax Informatics AG, a German company that develops software and customized informatic solutions. Under our agreement, we were granted a four-year, exclusive worldwide license to distribute Biomax's BioRS integration and retrieval system and PEDANT Genome Database. BioRS is a gene sequence and biological data retrieval system that allows researchers to query and manage hundreds of biological databases simultaneously through user friendly web interfaces. BioRS serves as an efficient tool for integrating and retrieving genomic data available from disparate sources and is a strong complement to our existing GenoMax and Vector NTI Suite products as well as the development of our High-Throughput Research environment. PEDANT Genome Database stores fully annotated genomes of over 90 organisms and has web based interface for browsing. Biomax is paid a fixed fee for each BioRS license sold. Continuation of our exclusive distribution right is contingent upon our satisfaction of certain minimum sales thresholds and our agreement does not restrict Biomax from distributing BioRS directly during the term of our agreement. Under our agreement, we have agreed to work with Biomax to integrate the capabilities of BioRS into our Vector NTI Suite and GenoMax products.

        -       Media Cybernetics L.P. In October 2000, we entered into an agreement with Media Cybernetics, a leading scientific image informatics software provider. Under this agreement, we were granted a two-year worldwide license to sell and distribute their Gel-Pro and Array-Pro analysis tools. Gel-Pro is a 1-D image analysis package that acquires and analyzes data from gel documentation system cameras or scanners and complements the functions of our Vector NTI Suite. Array-Pro allows acquisition, analysis and reporting of gene expression data from microarrays, and provides a key link between gene expression experiments, visualization and analysis using GenoMax. Under our agreement, we are permitted to distribute these software solutions in connection with our Vector NTI Suite or on a stand-alone basis. In January 2001, we began selling the Media Cybernetics products through our Vector NTI Suite sales team.

        To date none of the channeling and distribution alliances above have generated material revenues for us.

        Technology Development Relationships. Through our technology development relationships, we seek to partner with providers of complementary or emerging technologies, in an effort to expand our informatic reach, broaden the application of our software products and maximize the use of our research and development resources.

        Amersham Biosciences Corp. In August 2000, we entered into a 20 year strategic relationship with Amersham Biosciences Corp. (f/k/a Amersham Pharmacia Biotech) under which we will jointly develop and market an expanded version of GenoMax to provide an enterprise-wide data analysis system for pharmaceutical and biotechnology companies for integrating and analyzing data from genomics, proteomics and drug screening production laboratories. The primary use of the data analysis system is to enable pharmaceutical and biotechnology companies to accelerate and lower the cost of development of new drugs and therapies. Under the agreement establishing this relationship, we will jointly own, with Amersham, the jointly developed code for the data analysis system and all related intellectual property rights. In connection with this relationship, we have granted a license to Amersham for its internal use of our GenoMax software, as part of the data analysis system. In connection with this strategic relationship, Amersham purchased 950,747 shares of our Series B preferred stock for aggregate proceeds to us of $10.0 million in cash. These shares converted into 1,587,747 shares of our common stock upon the closing of our initial public offering in October 2000.

        TissueInformatics, Inc. In January 2002, we entered into a scientific and business collaboration with TissueInformatics, Inc., an innovative provider of imaging and image analysis solution for pre-clinical and clinical pathology. Under the 3-year collaboration agreement that was established, InforMax and TissueInformatics will apply quantitative tissue data derived from digital tissue images in conjunction with gene expression and protein function data to understand the molecular toxicological effects of pharmaceutically relevant compounds. InforMax and TissueInformatics will also collaborate on the development and validation of software tools to integrate and analyze tissue and genomic data. In addition to our scientific collaboration, we invested $1.5 million in a redeemable, convertible preferred stock financing completed by TissueInformatics for an approximately 5% interest in TissueInformatics' outstanding stock at the time of such financing. We also have observation rights on TissueInformatics' board of directors and will participate on its scientific advisory board.

        To date none of the technology alliances above have generated material revenues for us.

CUSTOMERS

        We license our desktop and enterprise software and services solutions to pharmaceutical, biotechnology and agricultural biotechnology companies, academic and government research institutions, and individual researchers. Our Vector NTI Suite has more than 31,000 estimated users working in over 1,900 organizations, including over 800 pharmaceutical, biotechnology and agricultural biotechnology companies and 1,100 academic and government research institutions. Our major customers include:

      PHARMACEUTICAL AND AGRICULTURAL BIOTECHNOLOGY COMPANIES


             -       AstraZeneca UK Limited                  -            Johnson & Johnson

             -       E.I. du Pont de Nemours                 -            Eli Lilly and Company
                     and Company

             -       Pioneer Hi-Bred                         -            Bristol-Myers Squibb
                     International, Inc.                                  Company

             -       Aventis Pharmaceuticals,                -            Merck & Company, Inc.
                     Inc.

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

             -       Procter & Gamble

             -       BASF AG                                 -            Pfizer, Inc.

              BIOTECHNOLOGY COMPANIES

             -       Amgen Inc.                              -            Aurora Biosciences
                                                                          Corporation

             -       Biofrontera                             -            Diversa Corporation
                     Pharmaceuticals GmbH

             -       Genzyme Corporation                     -            Microbia Incorporated

              ACADEMIC AND GOVERNMENT RESEARCH
              INSTITUTIONS

             -       Katholieke Universiteit                 -            Washington University in
                     Leuven                                               St. Louis

             -       National Institutes of                  -            Windber Research Institute
                     Health

             -       University of Pennsylvania              -            University of Tokyo

             -       European Molecular Biology              -            University of Georgia

             -       University at Buffalo,
                     State University at New York



SALES AND MARKETING

        Our marketing and sales force consists of 57 employees. Our marketing team uses a variety of strategies to increase brand recognition for our products and reach a broader base of potential customers for our informatic software and services solutions. These programs include direct mail, advertising in scientific journals, Web casting, presence at industry conferences and exhibitions and partner marketing with our alliance partners. In addition, the efforts of our services and implementation teams to educate, convert and train researchers on our enterprise and desktop products support our product marketing efforts.

        Our sales force is divided into revenue teams assigned to specific industry segments (e.g., pharmaceutical/biotech, academic) with each team headed by an experienced sales executive. Sales of our GenoMax enterprise software solution require a strong direct sales effort and involve a significantly longer and more complex sales cycle than our desktop applications, often involving many levels of procurement and purchasing decisions by a prospective customer.

        A tele-sales approach is used for our Vector NTI Suite desktop application efforts. The typical sales cycle for Vector NTI ranges from 30 to 90 days following the initial indication of interest in the product to ultimately signing a purchase order. In addition, Vector NTI Suite consists of a number of component modules, which allows us to further penetrate an existing customer through the sale of additional modules. We also offer flexible licensing alternatives that allow us to price consistently across customer organizations of different sizes.

        As a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year that typically results in a corresponding reduction in operating revenues. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of fluctuation in our quarterly results.

        In an effort to expand the reach and methods of distribution for our software solutions, we have also established strategic relationships with third parties to distribute and co-market our products. We have established distributorships in major global markets including Korea, Singapore, Japan, Taiwan, Latin America and Germany, to better reach these markets and solidify our global leadership position. This model has allowed our customer base to enjoy native language, local sales and front line support capabilities.

        We have also established co-marketing relationships with the following leaders in the technology industry:

        - Compaq. We jointly market our software products with Compaq technology. As part of this arrangement, our customers benefit from a financing arrangement in which Compaq leases computer hardware that is combined with our software to Compaq customers. This turnkey approach reduces financial barriers, and streamlines the installation of our enterprise software solutions by pre-loading it onto Compaq servers. Compaq also has agreed to feature our GenoMax enterprise software in its Center for Excellence in Bioinformatics, one of its technology demonstration sites targeted to the biotechnology industry. We conducted a six-city, three continent seminar series with Compaq and AxCell Biosciences in March 2001.

        - Oracle. We jointly market our software products with Oracle databases and cooperate in the re-selling of Oracle database technology. We are also working with Oracle to streamline the installation of our enterprise software solutions and maximize the functionality and cooperative features of our technologies.

        - Sun Microsystems. We jointly market our software products in connection with the sale of Sun Microsystems servers to industry participants. Sun also has agreed to install our GenoMax enterprise platform in one of its key technology demonstration sites. We conducted a seven-city joint seminar series on data mining and integrated genomic analysis in October 2000.

                RESEARCH AND DEVELOPMENT

        Recruiting and retaining skilled personnel for our research and product development group is a critical component of our current and future competitive success. We currently have 79 employees dedicated primarily to research and product development. Our research and development team consists of applications and systems programmers, database administrators and informatics designers, many of which have experience in both computer science and molecular biology. Our research and development expenditures in, 1999, 2000 and 2001 were $2.6 million, $5.3 million and $9.6 million, respectively.

        Our research and product development group possesses core competencies in C/C++, Java, MS Windows, Apple OS, UNIX, object-oriented design, system-level programming, relational database design and development, including Oracle, graphical user interface programming, informatics, and molecular biology. Our team has a significant level of aptitude in working with a wide array of biomolecular data, including DNA and protein sequences and structures, gene expression, genetic maps, protein-protein interaction and SNPs. We continue to enhance our existing products in an effort to expand their functionality and utility, including the commercial release of Vector NTI Suite 8.0, scheduled for the second half of 2002, and GenoMax 3.3, which was released in February 2002. Our research and product development team seeks to develop new products that use computational methods to further understand biological processes and enable users of genomic data to realize greater efficiency and productivity gains.

COMPETITION

        We believe that the principal competitive factors in the evolving informatic software industry include:

        -       Functionality and ease of use of software products;

        - Rapid incorporation of technological and biomolecular innovations;

        -       Product flexibility, scalability and integration;

        - Level of customer service, product implementation and support functions;

        -       Market penetration and brand awareness;

        -       Alliances with strategic partners and technology market leaders;
                and

        -       Competitive pricing.

        We face, or expect to face, competition for market leadership from industry participants, including:

        -       Third party commercial software vendors;

        -       Informatic developers; and

        - Internal informatics departments of some of our existing and potential customers.

        We believe that we compete most often with LION biosciences, Compugen, DNA Star and GCG, a unit of Pharmacopeia acquired from Oxford Molecular. We intend to compete with such organizations on the basis of scope of products and services, functionality of products, quality of customer service, strength of organization and support and training.

        In response to existing and future market opportunities, we believe that there is a high likelihood of additional market participants. Many of our current and potential competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, some of these competitors may be able to adopt more aggressive pricing policies and be better positioned to respond to changes in customer preference or technology.

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

        An opposition has been filed by Informix Software, Inc. against our pending application for INFORMAX for computer software. This opposition was filed on October 26, 2000 and Informix believes that our pending application is likely to be confused with its registrations for the mark "INFORMIX". An extension of our time to answer has been granted and we are working to settle this matter with Informix, who was recently acquired by IBM.

        Additional trademark registrations in France for the marks Align X, Vector NTI, Software Solution For Bio-Medicine, BioSuite, Informodus and Seqen-I have been assigned to us by our wholly-owned French subsidiary, Informodus SARL. This subsidiary has no assets and is dormant.

        We believe that the source code for our proprietary software solutions is protected under applicable copyright and trade secret law in the United States. Comparable and effective copyright and trade secret protection may not be available in each country where we distribute our products.

        We regularly enter into confidentiality agreements with our employees, consultants and strategic partners and generally seek to control access to and distribution of our software, documentation and other proprietary information. Nevertheless we may be subject to unauthorized access to, and use of, our software products. In addition, third parties may be able to develop technology substantially similar to our existing and future software solutions. These events could materially affect our business, financial condition and results of operations.

EMPLOYEES

        As of March 1, 2002, we had 223 full time employees, including a sales and marketing team of 57, a research and product development team of 79, an implementation, technical support and informatics scientists staff of 29 and 21 programmers dedicated to work with the National Institutes of Health (NIH). We believe that our future success will depend in part on our continued ability to attract and retain qualified personnel. Competition for these personnel is intense, and there can be no assurance that we will be successful in attracting or retaining these personnel in the future. None of our employees is currently represented under a collective bargaining agreement, and we consider relations with our employees to be good.

ITEM 2 - PROPERTIES

        On September 21, 2000, we entered into a sublease for approximately 36,190 square feet of office space for our new headquarters in Bethesda, Maryland. This agreement, which expires on October 31, 2012, requires us to make rental payments of $1,357,125 a year, subject to a 2.5% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $1,380,600 which may be reduced subject to our meeting certain minimum financial requirements. To satisfy the security deposit requirement of the lease, PNC Bank, NA has issued irrevocable standby letters of credit for a total of $1,380,600, which can be drawn in the event that we are in default under the sublease. The amounts under the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letter of credit. The irrevocable standby letters of credit expire on September 8, 2001 and November 22, 2001, respectively. We took possession of our new headquarters facility and relocated our operations in March 2001.

        On March 1, 2001, we entered into a sublease for approximately 34,849 square feet of additional office space in Bethesda, Maryland. This agreement, which expires on July 31, 2004, requires rental payments of $1,463,658 a year, subject to a 3% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $121,971 until one month after the expiration of the lease term. We took possession of this space in March 2001.

        We leased approximately 24,400 square feet of office space for our previous headquarters in Rockville, Maryland for approximately $620,000 per year, subject to an annual three percent rent escalation. The term of this lease expires in July 2006. We have subleased a portion of this facility and are currently pursuing opportunities to sublease the remainder of the space to another lessee.

        In addition to our facilities in Bethesda, Maryland, we have recently leased space to establish offices in San Diego and Boston. We have subsequently subleased the San Diego office and we maintain additional offices in Annapolis, Golden, CO., San Francisco and Oxford, England.

ITEM 3 - LEGAL PROCEEDINGS

        Although we are a party to legal proceedings incidental to our business, in the opinion of our management, the ultimate liability with respect to these actions will not materially affect our operating results or financial position.

        On or about November 30, 2001, a shareholder class action suit was filed in the United States District Court for the Southern District of New York naming InforMax, Dr. Titomirov, our former Chairman and Chief Executive Officer, Mr. Joseph Lehnen, our former Chief Financial Officer, and certain underwriters of the our initial public offering as defendants. The complaint alleges, among other things, violations of the securities laws by failing to disclose alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in our initial public offering's registration statement. Our officers, our underwriters and we are named in the complaint pursuant to Section 11 of the Securities Act of 1933. The officers above are named in the complaint under Section 15 of the Securities Act of 1933 under a control person theory of liability. The underwriter defendants are named in the complaint pursuant to Sections 10(b) and 12(a)(2) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998, and all of these actions have been included in a single coordinated proceeding. We believe that the claims are without merit, that meritorious defenses are available to us and we intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition, results of operations or cash flows.

        We are party to a lawsuit brought against us and our former
Chairman and Chief Executive Officer, Alexander Titomirov by Ludwig & Robinson, P.L.L.C. in D.C. Superior Court. The comlaint alleges that in or about March 1996, Ludwig & Robinson began to provide legal services to us. The complaint further alleges that in mid 1998 Dr. Titomirov and Ludwig & Robinson reached an oral agreement that Ludwig & Robinson would receive a flat commission of $150,000 for introducing us to a venture capital firm in the event that such introduction lead to a financing of between $3 million and $5 million. The complaint alleges that we and Dr. Titomirov failed to honor the alleged oral agreement. In addition to the breach of contract claim, the complaint raises a fraudulent inducement claim and other common law claims. The complaint seeks a judgment against us and any other appropriate relief and $2 million in punitive damages. We are also a party to related litigation brought against us and Dr. Titomirov by Robert W. Ludwig, Jr., a member of the firm of Ludwig & Robinson. That complaint, filed in D.C. Superior Court in August 2001, alleges a second oral agreement between Dr. Titomirov and Mr. Ludwig, by which Mr. Ludwig claims he was promised shares of our common stock. The complaint raises a breach of contract claim, a fraudulent inducement to contract claim, a common-law equitable claim, and an abuse of process claim. Mr. Ludwig seeks $6.1 million and 500,000 shares of our common stock. Both litigation matters are currently in discovery. We believe that these claims are without merit, that we have meritorious defenses and we intend to vigorously litigate these suits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year 2001.

                                 INFORMAX, INC.


                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.      MARKET INFORMATION

        Our common stock has been quoted on the Nasdaq National Market under the symbol "INMX" since our initial public offering on October 3, 2000. The following table reflects the high and low sales prices reported on the Nasdaq National Market for each quarter listed:

    Fiscal Year 2000                                    High                  Low
    ----------------                                    ----                  ---
    Fourth Quarter Ended December  31 (beginning
    October 3, 2000)...................                 $31.75                $6.63

    Fiscal Year 2001                                    High                  Low
    ----------------                                    ----                  ---
    First Quarter Ended March 31.......                 $14.69                $4.38
    Second Quarter Ended June 30.......                 $8.19                 $2.85
    Third Quarter Ended September 30...                 $7.45                 $2.87
    Fourth Quarter Ended December 31...                 $3.68                 $2.26

        The closing sale price for our common stock on March 1, 2002 was $1.60 per share.

        The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors."

B.      RECENT SALES OF UNREGISTERED SECURITIES

        The information presented reflects our issuance of unregistered securities during the period covered by this report:

        In March 2001, we issued warrants exercisable for 25,000 shares of our common stock to an affiliate of Emerging Technology Partners LLC, for which Dr. Wei-Wu He, one of our directors, serves as general partner. The warrants were issued in consideration of strategic consulting services provided and are exercisable for a five year term at $8.00 per share, the closing price on the date of the grant. The sale and issuance of securities in the transactions described above were exempt from registration in reliance upon Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering, where the purchasers was a sophisticated investor who represented its intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about our company. The foregoing transaction was not effected with an underwriter.

C.      HOLDERS

        As of March 1, 2002, there were approximately 3,670 holders of our common stock and 25,238,728 shares of our common stock outstanding.

D.      DIVIDENDS

        We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. Please see Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources" below. The declaration of dividends is within the discretion of our Board of Directors and subject to limitations set forth in the Delaware General Corporation Law and any of our credit facilities. Our certificate of incorporation provides that if dividends are paid, they must be paid equally on each share of outstanding common stock. Payment of any dividends on our common stock is subject to the rights of any preferred stock then outstanding.

E.      USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

        On October 2, 2000, our Registration Statement on Form S-1 (333-41194) covering our initial public offering of 5,750,000 shares of common stock, par value $.001 per share, was declared effective by the Securities and Exchange Commission. On October 3, 2000, shares of our common stock began trading on the Nasdaq National Market. On October 6, 2000, we completed our initial public offering of 5,750,000 shares of common stock, including 750,000 shares purchased by the underwriters pursuant to their exercise of an over allotment option on October 5, 2000. The shares were sold to the public at $16.00 per share for gross proceeds of approximately $92.0 million. Net proceeds to us from the offering were approximately $84.0 million after deducting estimated expenses associated with the issuance and distribution of the common stock of $8.3 million, including underwriting discounts and commissions of $6.4 million. The managing underwriter of this offering was Bear, Stearns & Co. Inc.

        As of March 1, 2002, we have used approximately $20.0 million of our net offering proceeds toward consideration of certain strategic relationships and collaboration opportunities, the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to expansion of our research and development and sales and marketing teams. We have placed the remaining net proceeds from the offering principally in money market funds as well as other interest bearing, investment-grade securities. We expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business. We also expect to use net proceeds to expand our research and development and sales and marketing efforts as well as for working capital and general corporate purposes.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                              1997        1998        1999        2000        2001
                                                            --------    --------    --------    --------    --------
           CONSOLIDATED STATEMENT OF OPERATIONS DATA:
        Revenues:
               Software license and customer
               support (4).............................     $  1,335    $  2,732    $  7,277    $ 13,907    $ 21,425
               Professional services ..................          867       1,394       2,737       3,240       3,759
                                                            --------    --------    --------    --------    --------
                  Total revenues.......................        2,202       4,126      10,014      17,147      25,184
                                                            --------    --------    --------    --------    --------
        Cost of revenues:
               Software license and customer support...           38         190         405         697       1,827
               Professional services (1)...............          716       1,081       1,612       1,737       1,872
                                                            --------    --------    --------    --------    --------
                  Total cost of revenues...............          754       1,271       2,017       2,434       3,699
                                                            --------    --------    --------    --------    --------

        Gross profit...................................        1,448       2,855       7,997      14,713      21,485

        Operating expenses:

               Selling, general and administrative (2).        1,075       2,476       7,000      18,764      29,024
               Research and development (3)............          365       1,162       2,597       5,311       9,622
               Stock based compensation................          211          18         138       1,574       1,079
               Depreciation and amortization...........           18          94         273         940       2,375
               Executive Management Changes............            -           -           -           -       2,415
                                                            --------    --------    --------    --------    --------
                  Total operating expenses.............        1,669       3,750      10,008      26,589      44,515

        Income (loss) from operations..................         (221)       (895)     (2,011)    (11,876)    (23,030)
                                                            --------    --------    --------    --------    --------
        Other income (expense)
               Investment earnings.....................            -           -          66       1,476       3,066
               Interest and other expense..............          (31)        (63)        (96)       (325)       (160)
                                                            --------    --------    --------    --------    --------
                  Total other income (expense).........          (31)        (63)        (30)      1,151       2,906
                                                            --------    --------    --------    --------    --------

        Income (loss) before income taxes..............         (252)       (958)     (2,041)    (10,725)    (20,124)

        Income tax benefit (expense)...................          118         391         726          51      (1,300)
                                                            --------    --------    --------    --------    --------

        Net income (loss)..............................     $   (134)   $   (567)   $ (1,315)   $(10,674)    (21,424)

           Beneficial conversion.......................           -            -           -      (9,982)          -

           Increase to carrying value of redeemable
            convertible preferred stock................            -           -        (176)       (387)          -

        Net income (loss) applicable to common
             shares....................................     $   (134)   $   (567)   $ (1,491)   $(21,043)   $(21,424)
                                                            --------    --------    --------    --------    --------

        Basic and diluted net income (loss)
            per common share...........................     $  (0.04)   $  (0.16)   $  (0.38)   $  (2.25)   $  (0.93)
                                                            --------    --------    --------    --------    --------

(1) Cost of revenues - professional services includes stock-based compensation of $105, $-0-, $-0-, $5and $1 for the years ended December 31, 1997, 1998, 1999, 2000 and 2001.

(2) Selling, general and administrative expense excludes stock-based compensation of $76, $-0-, $111, $1,432 and $1,079 for the years ended December 31, 1997, 1998, 1999, 2000 and 2001.

(3) Research and development expense excludes stock-based compensation of $134, $18, $27, $141 and $8 for the years ended December 31, 1997, 1998,
        1999, 2000, and 2001.

(4) Includes related party revenue of $500, $-0-, and $-0- for 2001, 2000 and 1999, respectively.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                              1997        1998        1999        2000        2001
                                                            --------    --------    --------    --------    --------
                                                                                 (IN THOUSANDS)
  CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........                        $    382    $    296    $  1,399    $ 82,656    $ 61,348
Working capital (deficit)...........                             371        (419)      1,040      85,503      62,413
Total assets........................                           1,114       2,883       7,265     100,950      84,478
Borrowings and capital lease
        obligations, less current
        Portion.....................                              55         182         715         702         405
Total liabilities...................                             974       3,288       4,887       9,281      12,033

Redeemable convertible preferred stock                            -            -       4,095           -           -
Common stock and additional paid-in
        Capital.....................                             550         588         975     105,936     107,231
Stockholders' equity (deficit)......                             139        (405)     (1,717)     91,669      72,445

        See our consolidated financial statements and notes included elsewhere in this report for a description of the computation of the net loss per share and the number of shares used in the per share calculations in statement of operations data above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a leading global provider of informatics software solutions to the life science industry. Our software solutions enable more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. As of December 31, 2001, we had more than 31,000 estimated users of our market leading Vector NTI Suite of desktop software applications and had sold 41 GenoMax enterprise platforms. As of December 31, 2001, our customer base included over 1,900 organizations worldwide, including over 800 biotechnology, pharmaceutical and agricultural biotechnology and life science companies, and over 1,100 academic and government research institutions. Driven primarily by increased sales of Vector NTI Suite and greater market penetration of GenoMax, which was introduced in late 1998, our informatic software products and related services generated $25.2 million in revenues in 2001. This represents a five-year compound annual growth rate of 90% and a 47% increase over our 2000 revenues. Our 10 largest customers accounted for approximately 46% and 33% of our total software license revenues for the years ended December 31, 2001 and 2000, respectively.

        Since beginning commercial operations in 1993, we have dedicated substantial financial and personnel resources toward the expansion and enhancement of our software product portfolio in an effort to provide customers with the components necessary to achieve a comprehensive High Throughput Research environment. In the third quarter of 2001, we commercially released Vector NTI Suite 7.0, with enhanced database connectivity and functionality, including improved utilities for sequence alignment and contig assembly, and our desktop expression model Xpression NTI. In March 2002, we commercially released Vector NTI Suite 7.1, which includes improved integration with Vector Enterprise, our shared relational database, and support of greater connectivity with Xpression NTI. In February 2002, we also commercially released GenoMax 3.3, which includes enhanced features such as increased GenBank data storage, accelerated initial data loading and indexing, improved administrative capabilities and our Gene Expression Analysis II module. We intend to continue to enhance and expand our life sciences informatic software products to meet evolving customer needs and preferences.


        We have continued to execute our corporate strategy of evaluating and establishing key alliances and marketing relationships with other leading companies and providers of complementary products and services in an effort to expand the scope of our product offerings and increase market penetration of our software solutions. Our corporate strategy also includes collaborating with customers and partners in the discovery services areas. We believe these partnerships will also serve to accelerate our product development and service expansion efforts as well as open up new sales channels for our business.

        In January 2002, we entered into a scientific and business collaboration with TissueInformatics, Inc., an innovative provider of imaging and image analysis solutions for pre-clinical and clinical pathology. Under the 3-year collaboration agreement that was established, InforMax and TissueInformatics will apply quantitative tissue data derived from digital tissue images in conjunction with gene expression and protein function data to understand the molecular toxicological effects of pharmaceutically relevant compounds. We will also collaborate with TissueInformatics on the development and validation of software tools to integrate and analyze tissue and genomic data. In addition to our scientific collaboration, we invested $1.5 million in a redeemable convertible preferred stock financing completed by TissueInformatics for an approximately 5% interest in TissueInformatics' outstanding stock at the time of such financing. We also have observation rights on TissueInformatics' Board of Directors and will participate on their Scientific Advisory Board.

        Over the last year, we have experienced significant turnover in our executive management ranks. On March 13, 2002, we announced our hiring of Andrew Whiteley, a member of our Board of Directors and the Vice President of Bioinformatics of Amersham Biosciences Corp., to become our new Chief Executive Officer, President and Chairman of the Board of Directors. Dr. Titomirov, our founder, resigned as our Chief Executive Officer and Chairman upon Mr. Whiteley's hiring. In the fall of 2001, we announced that James E. Bernstein, M.D., retired as our President and Chief Operating Officer and resigned as a member of the our Board of Directors, effective December 31, 2001. John Green, who was previously Executive Vice President and Chief Financial Officer, also became Chief Operating Officer in October 2001. These and other executive management changes during the past year have served as a considerable distraction of management's attention and our financial and administrative resources. In conjunction with these executive management changes, we incurred a charge of $2.4 million in the fourth quarter of 2001 primarily consisting of deferred compensation, retirement and other payments.

        Over the past year, management has endeavored to assess the allocation of resources across the organization, implement tighter cost controls and improve our productivity. Consistent with our strategy to reduce costs and to establish a high performance organization, in January 2002, we announced that we had reduced our work force by over 30 employees, or approximately 14% of our full-time staff. We anticipate incurring charges of approximately $0.7 million related primarily to severance and restructuring costs in the first quarter of 2002.




CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require that we make certain estimates and assumptions (see Note 1 to the consolidated financial statements). Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that of our significant accounting policies (see Note 1 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Revenue Recognition and Accounts Receivable

        We recognize software license revenues based on the provision of Statement of Position No. 97-02, Software Revenue Recognition, as amended and interpreted. Software segment sales consist of software license fees and maintenance fees. Software segment sales have historically been made under both perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software license, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. It has been customary to include the maintenance renewal rate in our perpetual arrangements. Under these circumstances, the revenue related to the software element under a perpetual arrangement is recognized at the time of delivery of the software, using the residual method, provided there are no other elements bundled with the arrangement. We also generate software segment sales under one-to-three year term arrangements. Under a term arrangement, the customer does not assume ownership of the software license at delivery. Instead, customers use the software over the term period and are required to return it upon the non-renewal of the term arrangement. Term arrangements can include a specified renewal rate for maintenance or the maintenance may be bundled in the initial software license fee. Under a bundled arrangement, no separate renewal rate for maintenance is stated. Instead, there is a bundled renewal rate for both the software and maintenance. In these agreements, the revenue related to the software element, as well as any bundled maintenance, is recognized evenly over the term period. Under the specified renewal rate arrangement, the revenue is recognized at the time of the delivery of the software using the residual method. The nature of our software license arrangements will therefore affect our recognition of software license revenues in a given fiscal quarter. We expect that if our customers commit to more term arrangements, with bundled maintenance renewal elements, than perpetual license arrangements or term licenses with maintenance renewal rates, which have separate maintenance renewal elements, we may encounter a reduction in near-term revenue. Bundled term arrangements, however, will enable us to obtain the benefit from a consistent stream of recurring revenue throughout the term of the license and in many cases will serve to generate more longer-term economic value for our company.

        Our Vector NTI Suite, and Vector Enterprise software products are considered off-the-shelf products that require only routine installation to be fully functional by the end user. Our enterprise solution, GenoMax is also considered an off the shelf product. GenoMax can be customized to meet customer specific needs and may require a more involved implementation process.

        Included in our software segment sales are revenues from channeling and distribution alliances with data content providers and providers of specialized life science informatic tools that complement our proprietary software offering. We market our Protein-Protein Interaction module that integrates AxCell Bioscience's proprietary protein databases with our GenoMax enterprise platform. We resell subscriptions for AxCell's databases along with our software and receive a portion of subscription revenues, and in some cases, we are eligible to receive milestone payments and royalties associated with discoveries based on data delivered via our content platform. While we have not yet generated revenue from our sales of AxCell's databases, such would be recognized as net software revenue. Distribution alliances include agreements with providers of specialized life science informatic products to integrate and resell their hardware and software with our proprietary software products. Revenue generated from our sales of BioMax's BioRS integration and retrieval system and Media Cybernetic's software are also recognized as gross software revenue. To date none of the channeling and distribution alliances above have generated material revenues.

        Often times our software licenses are included in bundled element arrangements of software license, support maintenance, and professional services. The various elements have to be separated for revenue recognition. In order to separate the elements, we have established vendor-specific objective evidence (VSOE) for our support maintenance and professional services. We have established VSOE for our support maintenance by having consistent renewal rates. The VSOE for our professional services has been established by charging standard billing rates.

        Delivery of our software is established when we ship our licenses FOB shipping point.

        Currently we do not have any non-monetary revenue exchanges.

        Some of our software license arrangements have payment terms that extend past twelve months; therefore a portion of the revenue is deferred due to not being able to determine if the fees are fixed and determinable. Although we have a successful collection history on these long-term arrangements, we do not have sufficient history to overcome the presumption that the fees are fixed and determinable. Of our deferred revenue balance at December 31, 2001, $2.2 million has been deferred on this basis.

        Our professional services segment has historically consisted primarily of software development services provided under subcontracts to the National Center for Biotechnology Information (NCBI) at the National Institutes of Health. NCBI contracts for professional services through intermediaries for whom we serve as a subcontractor. These agreements are generally for one-year terms and may be terminated on behalf of NCBI at anytime; however, we have had a successful and long standing service relationship with NCBI dating back to 1995. In recent years, an increasing portion of our professional services segment has also included customer-specified software installation, training, integration and customization services related to our commercial software products. We anticipate expanding our professional service efforts, particularly as they relate to contract development opportunities and value-added consulting services related to informatics technology, including discovery strategy and IT customization and implementation services. Revenue under the NCBI contracts is recognized based on contractual rates as the services are provided.

        We qualify our customer's creditworthiness and need for our software and services before we complete our sales thereby determining the probability of the collection of the fees. Because circumstances change we have an allowance for doubtful accounts. In the regular course of business we evaluate the continued collectibility of each customer's balance and maintain an allowance for smaller account balances. We recorded a provision for doubtful accounts of $0.6 million in fiscal 2001 compared to $0.02 million in fiscal 2000.


Income Taxes

        The income tax provision includes income taxes currently payable plus the net change during the year in deferred tax assets or liabilities. Deferred tax assets and liabilities reflect the differences between the carrying value in conformity with accounting principles generally accepted in the United States of America and tax values of assets and liabilities using enacted tax rates for the period in which the differences are expected to reverse. We periodically evaluate the likelihood of our realization of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2001, we have chosen to record a full valuation allowance based on the level of recent taxable net loss and the nature of future taxable income may not allow us to realize some of the benefits within the carryforward period.

Stock-Based Compensation

        We account for stock-based compensation to employees in accordance with APB Opinion No. 25, Accordingly, we recognize compensation expense for fixed stock option grants only when there is an intrinsic value in the stock option granted due to the fact the exercise price is less than the fair value of the shares on the date of the grant. The compensation expense amount is the intrinsic value, or the difference between the exercise price of the stock option and the fair value of the shares on the date of the grant multiplied by the number of shares granted. We account for options granted to non-employees in accordance with SFAS 123. Accordingly, we recognize the related expense based upon the fair value of the option. The fair value of the stock option is calculated using the Black-Scholes pricing model. The Black-Scholes pricing model requires management's assessment of certain variables, including the stock volatility factor, dividend assumptions and expected life of the stock option. Further, the Black-Scholes pricing model requires a risk-free rate of return in the calculation. We evaluated these factors and developed our assumptions as follows: 1) the volatility factor was based on the historical performance of our stock and management's assessment of the expected stock performance in the future, 2) the expected dividend yield was 0% based on historical payment of no dividends, and 3) the expected life of the stock option was based on a combination of factors including the vesting period and the contractual life of the stock option granted. The risk-free rate of return was based on an evaluation of U.S. Government securities with a constant maturity of three months. Under both types of stock option grants, the resulting compensation expense is amortized over the vesting period. Any unamortized amount of stock-based compensation is classified as deferred compensation in the equity section of our balance sheet.

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

        The manner in which we recognize revenue, in accordance with generally accepted accounting principles, including the way in which revenue recognition relates to our mix of term and perpetual software arrangements in a given quarter, may also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. For our maintenance contracts and professional services, we typically recognize revenues over the term of the contract.

        As a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year, which typically results in a corresponding reduction in operating revenues. Due to the factors described above and other risks, quarterly comparisons of our financial results should not be relied upon as these comparisons are not necessarily meaningful nor are they a reliable indicator of our future performance.

OPTIONS AND AMORTIZATION OF STOCK BASED COMPENSATION

        During 2001, we granted 1,720,155 qualified options to employees and 300,000 non-qualified options to non-employee advisors. We also granted 30,000 nonqualified options to non-employee directors and 6,000 non-qualified options to non-employee advisors. There is no deferred compensation related to the qualified and non-qualified options granted to the employees. The non- employee director options vest monthly over a one-year period and there is no deferred compensation related to these options.

 The non-employee advisor options vested immediately and had approximately $10,000 in deferred compensation related to the grants. This expense was recognized at the time of the grants. Additionally, during 2001, we issued a warrant exercisable for 25,000 shares of common stock. This warrant was issued for services rendered and was immediately vested. This warrant issuance had related expense of approximately $35,000, which was recognized immediately.

RESULTS OF OPERATIONS

        The following table summarizes our consolidated results of operations for the years ended December 31, 1999, 2000 and 2001, as a percentage of our total revenue for the respective periods.

                                                                     YEAR ENDED DECEMBER 31,
                                                                    1999       2000       2001
                                                                 ---------  ---------  ---------
                     Revenues
                        Software license and customer support..      73%        81%        85%
                        Professional services..................      27         19         15
                           Total revenues......................     100        100        100
                                                                 ------     ------     ------

                     Cost of revenues:
                        Software license and customer support..       4          4          7
                        Professional services..................      16         10          7
                           Total cost of revenues..............      20         14         14
                                                                 ------     ------     ------

                     Gross profit..............................      80         86         86
                                                                 ------     ------     ------

                     Operating expenses

                        Selling, general and administrative....      70        109        115
                        Research and development...............      26         31         38
                        Stock based compensation...............       1          9          4
                        Depreciation and amortization..........       3          5          9
                                                                    ---        ---        ---
                        Executive Management Changes...........       -          -         10

                       Total operating expenses................     100        154        177
                     Loss from operations......................     (20)       (68)       (91)
                     Other income (expense)
                        Investment earnings....................       1          9         12
                        Interest and other expensee............      (1)        (2)        (-)
                                                                 -------    -------    ------
                           Total other income (expense)........       -          7         12

                     Loss before income taxes..................     (20)       (61)       (80)

                     Income tax (benefit) expense..............      (7)        (-)         5
                                                                     --         --         --

                     Net loss..................................     (13)%      (61)%      (85)%
                                                                    ---        ---        ---

Year Ended December 31, 2001 Compared to 2000

        Revenues. For the year ended December 31, 2001, revenues increased 47% to $25.2 million from $17.1 million in the corresponding period of 2000.

                Software segment sales revenue increased 54% to $21.4 million for the year ended December 31, 2001 from $13.9 million in the corresponding period of 2000. Vector NTI Suite sales revenue increased 28% to $12.1 million for the year ended December 31, 2001 from $9.5 million in the corresponding period of 2000. GenoMax sales revenue increased 109% to $9.3 million for the year ended December 31, 2001 from $4.4 million in the corresponding period of 2000. Vector NTI Suite bookings increased 21% to $12.2 million for the year ended December 31, 2001 from $10.1 million in the corresponding period of 2000. GenoMax bookings increased 32% to $9.6 million for the year ended December 31, 2001 from $7.3 million for the corresponding period of 2000. Bookings represent contracted sales of software products.

                Professional services segment revenue increased 16% to $3.8 million for the year ended December 31, 2001 from $3.2 million in the corresponding period of 2000. Increased professional services revenue at year-end resulted primarily from increased demand for services related to our software products. In 2001, services provided to the NCBI under two separate subcontracts accounted for 76% of professional services revenue and 11% of consolidated revenues. In 2000, services provided to the NCBI under subcontracts accounted for 88% of professional services revenue and 17% of consolidated revenues.

        Cost of Revenues. For the year ended December 31, 2001, cost of revenues increased 52% to $3.7 million from $2.4 million in the corresponding period of 2000.

                Costs of software license and customer support revenue increased 163% to $1.8 million for the year ended December 31, 2001 from $0.7 million in the corresponding period of 2000. This increase resulted from our payments of fees to Biomax associated with our distribution of the BioRS integration and retrieval tool. In addition to these payments, costs of software license and customer support revenue incrementally increased in 2001, reflecting slightly higher manufacturing costs, cost of product resale, cost of shipping products and the cost of providing training and customer services in support of our increased software sales.

                Costs of professional services revenues increased 8% to $1.9 million for the year ended December 31, 2001 from $1.7 million in the corresponding period of 2000. The increase at year-end resulted from increased personnel providing ancillary implementation and support services for our software products. Costs of professional services revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel.

                Software license and customer support margins decreased for the year ended December 31, 2001 compared to the prior year primarily as a result of the fees associated with our distribution of the BioRS integration and retrieval tool. Professional services margins improved for the year ended December 31, 2001 compared to the prior year primarily as a result of economies of scale related to the increasing size of our service customer base.

        Selling, General and Administrative Expenses. For the year ended December 31, 2001, selling, general and administrative expenses increased 55% to $29.0 million from $18.8 million in the corresponding period of 2000. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with a significantly increased marketing effort. We also incurred additional costs during the twelve-month period as a result of management changes, recruiting and the relocation of our corporate headquarters.

Headcount and resources related these management changes and headquarters relocation comprised the largest portion of this increase. Overall headcount for the year ended December 31, 2001 was 262 full time employees compared to 236 full time employees at December 31, 2000.

        Research and Development Expenses. For the year ended December 31, 2001, research and development expenses increased 81% to $9.6 million from $5.3 million in the corresponding period of 2000. We expect this increase in research and development cost to continue in 2002 as we seek to further expand and enhance our software products. Overall research and development headcount for the year ended December 31, 2001 was 93 full time employees compared to 95 full time employees at December 31, 2000.

        Stock Based Compensation. For the year ended December 31, 2001, stock based compensation expenses decreased 31% to $1.1 million from $1.6 million in the corresponding period of 2000. The decrease reflects higher than typical stock based compensation in the prior period related to discounted stock option grants and restricted stock awards prior to our October 2000 initial public offering.

        Depreciation and Amortization. For the year ended December 31, 2001 depreciation and amortization expenses increased 153% to $2.4 million from $0.9 million in the corresponding period of 2000. The increase reflects the depreciation related to the building out of our new headquarter office space and expansion of our network infrastructure.

        Other Income (Expense). For the year ended December 31, 2001, other income increased 152% to $2.9 million from $1.2 million in the corresponding period of 2000. The increase is a result of income on our investment of initial public offering proceeds and the reduction in interest expense related to our equipment loan and line of credit.

        Income Taxes. We incurred net losses for the years ended December 31, 2001 and 2000. Presently, we have an accumulated net operating loss carry forward of $55 million of which $32 million is a result of the exercise of non-qualified stock options. The tax expense for the year ended December 31, 2001 was $1.3 million, a change in our valuation allowance. The tax benefit recognized for the year ended December 31, 2000 was $0.05 million, reflecting an effective tax benefit rate of .50%. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

        Net Loss. We incurred a net loss of $21.4 million for the year ended December 31, 2001, compared with a net loss of $10.7 million for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to 1999

        Revenues. For the year ended December 31, 2000, revenues increased 71% to $17.1 million from $10.0 million in the corresponding period of 1999.

                Software segment sales revenue increased 91% to $13.9 million for the year ended December 31, 2000 from $7.3 million in the corresponding period of 1999. Vector NTI Suite sales revenue increased 68% to $9.5 million for the year ended December 31, 2000 from $5.6 million in the corresponding period of 1999. GenoMax sales revenue increased 100% to $4.4 million for the year ended December 31, 1999 from $1.2 million in the corresponding period of 1999. Vector NTI Suite bookings increased 70% to $10.1 million for the year ended December 31, 2000 from $6.0 million in the corresponding period of 1999. GenoMax bookings increased 418% to $7.3 million for the year ended December 3, 2000 from $1.4 million for the corresponding period of 1999.

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

                Costs of software license and customer support revenue increased 72% to $0.70 million for the year ended December 31, 2000 from $0.40 million in the corresponding period of 1999. This increase resulted primarily from increased sales of our Vector NTI Suite and sales of our GenoMax enterprise system. Costs of software revenues consist primarily of manufacturing costs incurred on an as needed basis, cost of shipping products and the cost of providing training and customer support.

                Costs of professional services revenues increased 8.0% to $1.7 million for the year ended December 31, 2000 from $1.6 million in the corresponding period of 1999. The increase at year-end resulted primarily from increased personnel servicing our software products. Costs of professional services revenues consist primarily of salaries, benefits and related expenses of our professional services personnel.

                Margin on our software license and customer support and professional services revenues improved for the year ended December 31, 2000 compared to the prior year primarily as a result of economies of scale related to the increasing size of our customer base.

        Selling, General and Administrative Expenses. For the year ended December 31, 2000, selling, general and administrative expenses increased 168% to $18.8 million from $7.0 million in the corresponding period of 1999. This increase primarily reflects salary and benefits expenses for additional personnel, and related expenses including increased rent and travel costs to support our business and revenue growth, along with costs associated with a significantly increased marketing effort. Of this increase, headcount and resources devoted to sales and marketing experienced a disproportionately larger increase. Overall headcount for the year ended December 31, 2000 was 236 compared to 117 at December 31, 1999.

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

        Depreciation and Amortization. For the year ended December 31, 2000 depreciation and amortization expenses increased 246% to $0.9 million from $0.3 million in the corresponding period of 1999. The increase reflects the depreciation related to expansion of our network infrastructure and the furnishing of our office space.

        Other Income (Expense). For the year ended December 31, 2000, other income (expense) increased 3,813% to $1.2 million from ($0.03) million in the corresponding period of 1999. The increase is a result of our investment of initial public offering proceeds received in October 2000.

        Income Taxes. We incurred net losses for the years ended December 31, 2000 and 1999. At present, we have an accumulated net operating loss carry forward of $28.0 million of which $21.0 million is a result of the exercise of non-qualified stock options. The tax benefit recognized for the years ended December 31, 2000 and 1999 was $0.05 million and $0.7 million, respectively, reflecting an effective tax benefit rate of .50% and a tax rate of 35.6%, respectively. The provisions reflect a valuation allowance recorded against the increase in net operating losses and the change in book basis versus tax basis of deferred revenue and stock based compensation.

        Net Loss. We incurred a net loss of $10.7 million for the year ended December 31, 2000, compared with a net loss of $2.0 million for the year ended December 31, 1999.

MARKETS

        Geographically, North America, Europe and Asia represent our largest markets, accounting for 72%, 18% and 8%, respectively, of sales in 2001, and 76%, 18% and 2%, respectively, of sales in 2000. All sales to foreign-based customers are invoiced and paid in U.S. Dollars. Our customer base is comprised of companies in pharmaceutical, biotechnology and agricultural-life science sectors, as well as academic and government research institutes.


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

On August 16, 2000, we sold 950,747 shares of our Series B redeemable convertible preferred stock to Amersham Biosciences Corp. for aggregate proceeds of approximately $10.0 million in cash. At the time of issuance, the deemed fair market value of the underlying common stock was $15.00 per share. Therefore, the net proceeds of $9.9 million were allocated to additional paid-in capital as a beneficial conversion feature and such entire amount was immediately accreted to the Series B redeemable convertible preferred stock on August 16, 2000. On October 6, 2000, we completed our initial public offering of common stock, selling 5,750,000 shares of common stock at $16.00 per share, for net proceeds to us, after deducting estimated expenses and underwriting discounts and commissions, of approximately $84.0 million. All of our then outstanding shares of preferred stock were converted into common stock upon the closing of our initial public offering.

        At December 31, 2001, we had $61.3 million in cash and cash equivalents, a net decrease of $21.3 million from December 31, 2000, and an increase of $59.9 million from December 31, 1999. Net cash provided by financing activities was $0.1 million for the year ended December 31, 2001 compared to net cash provided by financing activities of $96.8 million for the comparable period in 2000.

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

        During the years ended December 31, 2001 and 2000, we generated $27.3 million and $15.7 million of cash receipts from operating activity, respectively. Gross cash used by operations for the year ended December 31, 2001 was $42.3 million compared to $27.1 million for the year ended December 31, 2000. The net increase in cash disbursements for costs of revenue and operating expenses over these periods reflects the continued growth of our business, particularly as related to personnel and related infrastructure expenses.

        Net cash used in investing activities was $6.5 million for the year ended December 31, 2001 compared to net cash used in investing activities of $4.0 million for the comparable period in 2000. The cash used in investing activities over those periods were for the purchase of furniture and equipment.

        In May 1999, we entered into a loan agreement and a security agreement with PNC Bank, National Association, in connection with the creation of a credit facility consisting of a secured revolving credit line and an equipment line of credit. We repaid the principal and accrued interest outstanding under the revolving credit line in October 2000 following our initial public offering. At December 31, 2001, approximately $688,000 remained outstanding and payable under our equipment line of credit. We did not borrow any amounts under these facilities in 2001. Moreover, we voluntarily allowed our borrowing capacity under these facilities to expire in 2001. Amounts outstanding under the equipment line of credit accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003. We have pledged our personal property, including our equipment, trademarks and accounts receivable, to PNC Bank as security for any amounts owed by us under these facilities. Under the loan agreement, we are generally restricted from incurring additional indebtedness without the consent of PNC Bank. We must also maintain various financial covenants, including minimum cash balance and certain financial ratios. In addition, we may not declare or pay dividends or make any distribution with respect to any equity security during the term of the loan agreement without the consent of PNC Bank.

        On September 21, 2000, we entered into a sublease for approximately 36,190 square feet of office space for our new headquarters in Bethesda, Maryland. This agreement, which expires on October 31, 2012, requires us to make rental payments of $1,357,125 a year, subject to a 2.5% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $1,380,600, which may be reduced subject to our meeting certain minimum financial requirements. To satisfy the security deposit requirement of the lease, PNC Bank, NA has issued irrevocable standby letters of credit for a total of $1,380,600, which can be drawn in the event that we are in default under the sublease. The amounts under the irrevocable standby letters of credit are secured by our deposit with PNC Bank of an equal amount of cash that is designated solely for use under the irrevocable standby letter of credit. These amounts are reflected as restricted cash our balance sheet at December 31, 2000 and 2001. The irrevocable standby letters of credit expire on September 8, 2002 and November 22, 2002, respectively. We took possession of our new headquarters facility and relocated our operations in March 2001.

        On March 1, 2001, we entered into a sublease for approximately 34,849 square feet of additional office space in Bethesda, Maryland. This agreement, which expires on July 31, 2004, requires rental payments of $1,463,658 a year, subject to a 3% annual escalation clause. Rental payments may also be adjusted as a result of our pro rata share of increases in building expenses as defined in the lease. The lease requires that we maintain a security deposit of $121,971 until one month after the expiration of the lease term. We took possession of this space in March 2001.

        The following are our contractual obligations associated with lease commitments and debt obligations:

                                   2002       2003       2004       2005      2006     Thereafter
                                   ----       ----       ----       ----      ----     ----------
                                                   (amounts in thousands)

Contractual Obligations:

Capital Lease Obligations (1)    $   227    $   216    $   126    $     -   $     -     $     -

Operating Leases (2)               4,028      4,092      3,576      2,568     2,121      10,257

Equipment Line of Credit             625         63          -          -         -           -

                                -------------------------------------------------------------------
Total Contractual Obligations:   $ 4,880    $ 4,371    $ 3,702    $ 2,568   $ 2,121     $10,257
                                ===================================================================

        (1) Capital lease obligations relate primarily to office furniture leased in conjunction with our headquarters office space in Bethesda, Maryland.

        (2) Operating leases include our headquarters office space in Bethesda, Maryland and sales offices located in San Francisco, Denver, Boston and Oxford, England. Total rental expense under all office leases for fiscal year 2001 was approximately $3.8 million, including rental expense related to our San Diego sales office, which was closed in September 2001.

RELATED PARTY TRANSACTIONS

        In 2001, we recognized approximately $500,000 in revenue under a perpetual software license agreement under which we granted a nonexclusive, nontransferable license for our GenoMax enterprise product and certain modules thereof to Pluvita Corporation. Pluvita Corporation pays the license fees in monthly installments over a one-year term. As of December 31, 2001, there was $200,000 outstanding in accounts receivable related to this transaction. Dr. Alexander Titomirov, our former Chief Executive Officer and Chairman, was the Chairman and a significant stockholder of Pluvita Corporation at the time of the transaction. Mr. Hooks Johnston, one of our directors, was a managing director of FBR Technology Venture Partners, a venture capital investment firm, at the time of this transaction. An affiliate of FBR Technology Venture Partners was a stockholder of Pluvita, and another managing director of FBR Technology Venture Partners was a director of Pluvita, at the time of this transaction.


QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our initial public offering proceeds and any investment portfolio. Our exposure to changes in interest rates also relates to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 2000 and 2001. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense. All sales to foreign-based customers are invoiced and paid in U.S. Dollars. We do not believe that we are exposed to any material foreign currency exchange rate risk.

                                  RISK FACTORS


                          RISKS RELATED TO OUR BUSINESS


OUR SOFTWARE PRODUCTS MUST KEEP PACE WITH RAPID TECHNOLOGICAL ADVANCES AND DEVELOPMENTS OCCURRING IN GENOMIC RESEARCH AND IN THE MARKET FOR LIFE SCIENCE INFORMATIC SOFTWARE. IF WE ARE UNABLE TO KEEP PACE, OUR SOFTWARE PRODUCTS WILL BE LESS ATTRACTIVE TO CUSTOMERS AND OUR REVENUES AND COMPETITIVE POSITION WILL SUFFER.

        The market for our life science informatic products is in the midst of rapid technological change. Advances in life science research include the expanded use and application of proteomic data and its increasing availability to researchers. In order for us to maintain a competitive position in our industry and develop and market life science informatic software products that are attractive to customers, we must:

        - Continue to enhance the analytical functions, versatility and ease of use of our existing software products;

        - Expand the functions of our existing software products to ensure that they enable researchers to work with new biomolecular data, including proteomic data, in various formats;

        - Continue to be involved with and receive feedback from our customer relating to their life science informatic and discovery needs and preferences; and

        - Develop and introduce new software products and complementary services that meet evolving customer needs and preferences and incorporate new life science and information technology advances.

        Our informatic software products may not be able to keep pace with technological change. We may not be able to identify in a timely manner important evolving industry standards and may invest considerable financial resources and research and development time in technologies that rapidly become obsolete or for which there is a waning, or no, commercial market. Our products or product versions may also become obsolete due to our competitors' introduction of products containing advanced technology, applications and functionality. If we do not keep pace with technological change, our software products will not be as attractive to our customers and our competitive position and revenue from software sales would be seriously harmed.

WE MUST ADD NEW CUSTOMERS AND RETAIN AND EXPAND UPON EXISTING CUSTOMER RELATIONSHIPS IN ORDER TO GENERATE REVENEUES TO SUPPORT THE GROWTH OF OUR BUSINESS.

        In order to generate additional revenues sufficient to support research and development for new products, expanded professional services and continued growth, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon our successful development of new products, product versions and complementary professional services that respond to the evolving needs of the genomic research community, as well as the success of our sales and marketing efforts. In addition, future growth of our revenues is dependent upon continued and increased sales of our GenoMax enterprise product and the further establishment of our GenoMax brand. At December 31, 2001, we had 41 customers of our GenoMax product, which we began selling in late 1998. Increased GenoMax sales are significantly dependent upon the continued enhancement and improvement of our enterprise product and the ability of our sales force to leverage our existing Vector NTI franchise. We also expect to continue to derive a significant portion of our future professional services revenue from our relationship with the National Center for Biotechnology Information (NCBI) at the National Institutes of Health and that relationship, which is based on subcontractor arrangements, could be terminated in the future. If we are unable to add revenues from additional or expanded customer relationships, we may not be able to execute our business strategy and growth of our business would suffer.

THE CONTINUED ENHANCEMENT AND DEVELOPMENT OF OUR LIFE SCIENCE INFORMATIC PRODUCTS AND RELATED SERVICES DEPEND UPON THE RETENTION OF OUR RESEARCH AND PRODUCT DEVELOPMENT GROUP AND OUR ABILITY TO RECRUIT, MOTIVATE AND RETAIN HIGHLY SKILLED RESEARCH AND DEVELOPMENT PERSONNEL.

        The number of technical personnel with experience in the field of life science informatics is limited and competition for qualified employees is intense. In connection with our January 2002 headcount reduction, we reduced the size of our research and development staff by 18%. There can be no assurance that such reduction will not be disruptive to or negatively impact our product development efforts. We are also unsure of the effect that such reduction may have on our personnel retention efforts or the continuity of our development efforts. We may not be successful in motivating or retaining our technical employees or recruiting and training additional skilled personnel. The loss of a significant number of employees in our research and product development group, occurring at one instance or over a period of time, could seriously harm our product development and enhancement efforts.

WE HAVE EXPERIENCED SIGNIFICANT COSTS ASSOCIATED WITH TURNOVER IN OUR SENIOR EXECUTIVE MANAGEMENT. THE CONTINUED LOSS OF THE SERVICES OF OUR SENIOR MANAGEMENT COULD HAVE A NEGATIVE EFFECT ON THE GROWTH OF OUR BUSINESS AND HARM OUR RESULTS OF OPERATIONS.

        Since our initial public offering in October 2000, we have experienced significant turnover in our senior management personnel. In 2001, employment relationships with our Chief Executive Officer, President, Chief Financial Officer, Senior Vice President of Sales and Marketing, and Chief Technology Officer were ended. In October 2001, we entered into separation agreements with Dr. Titomirov and Dr. Bernstein, then our Chief Executive Officer and President, respectively, providing for termination of their services as executive officers. In connection with these terminations, we incurred related charges of approximately $2.4 million in the fourth quarter of 2001. In early 2002, our employment relationship with Richard Melzer, our Senior Vice President of Sales and Marketing, was terminated. In addition to the financial costs of severance payments and other related and administrative expenses associated with such turnover, these executive management transitions have served as a significant distraction and diversion of management resources and have made it difficult to execute our business plan. Our results of operations and the continued growth of our business is substantially dependent on the performance of our senior management and key employees. The continued loss of the services of any member of our senior management or key personnel may would further disrupt our operations and could significantly delay or prevent the implementation of our business strategy. Further turnover could have a material adverse effect on the growth of our business and negatively impact our results of operations.

IF WE ARE UNABLE TO COLLECT RECEIVABLES FROM OUR DEVELOPMENT STAGE BIOTECH AND LIFE SCIENCE CUSTOMERS, OUR OPERATING RESULTS MAY BE MATERIALLY HARMED.

        We frequently license our informatic software to smaller, development stage biotech and life sciences customers. Often these customers have a limited, or no operating history and require considerable funding to launch their business. As a result, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are also vulnerable to, and may be impacted by, the current tightening of available credit and general economic slowdown occurring in the United States. As a result of these conditions, our customers may be unable to pay, or may delay payment, for software products purchased from us. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $0.6 million in fiscal 2001 compared to $0.02 million in fiscal 2000. Write-offs and difficulties associated with collection of receivables from these customers could materially harm our operating results.

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS WOULD BE HARMED.

        In recent years, we have experienced significant growth in the size of our customer base and the scope of our products and services. During this same period, we have also experienced an increase in our headcount and significant turnover in our senior management personnel. These factors have placed, and will continue to place a significant strain on our management and our administrative, financial and operational systems. Efforts to more efficiently manage the growth of our business or reduce expenses, including restructuring our organization, reducing our headcount, closing offices or reducing or eliminating certain administrative functions, often result in increased near-term expenses. In January 2002, in an effort to streamline our organization and reduce costs, we reduced our headcount by 31 employees, or approximately 14% of our work force. As a result of this reduction, we expect to incur an accounting charge of approximately $.7 million in the first quarter of 2002. Our ability to manage our growth, and our expenses related to this growth, will depend upon the ability of our officers and key employees to continue to implement and improve our operational, administrative and financial control systems and to expand, train and manage our workforce. Our inability to manage this growth effectively would negatively impact our future prospects and results of operations.

PART OF OUR BUSINESS STRATEGY IS TO DEVELOP STRATEGIC RELATIONSHIPS WITH LARGER LIFE SCIENCES OR TECHNOLOGY COMPANIES, AS WELL AS PROVIDERS OF COMPLEMENTARY PRODUCTS AND SERVICES. IF WE ARE NOT SUCCESSFUL IN DOING SO, OUR RESULTS OF OPERATIONS COULD SUFFER.

        A component of our business strategy is to develop strategic relationships with larger life sciences or technology companies as well as providers of complementary products and services. We believe that through such relationships we can add revenues, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of our life science informatic software products. We have limited experience in engaging in and managing such relationships and have entered into only a few of these strategic relationships. To date, we have not recognized significant revenues as a result of any such relationship. In January 2002, we entered into scientific collaboration with TissueInformatics, Inc. in which we will seek to collaborate on the development and validation of software tools to integrate and analyze genomic and tissue data from digital tissue images. In connection with this collaboration, we invested $1.5 million in Tissue Informatics for an approximately 5% ownership interest at the time of our investment. We also received observation rights on the board of directors of TissueInformatics and will serve on their scientific advisory board. We have no prior experience in assessing, making or managing investments in other companies and there can be no assurance that our investment in TissueInformatics will prove to be successful. If we are unable to successfully develop and effectively manage our strategic relationships, including our current investment or similar future investments, we could experience increased costs and distraction of our management team that could harm our results of operations. There can be no assurance that such relationships or collaborations will ever yield the desired financial or competitive results sought by our management. In addition, many of our strategic relationships, including our co-marketing relationships with Oracle, Compaq and Sun Microsystems, are based on oral arrangements that are not enforceable and can be terminated by either party at any time.

WE HAVE INCURRED OPERATING LOSSES IN THE PAST RESULTING IN AN ACCUMULATED DEFICIT. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

        We have incurred operating losses in most periods since our inception. We incurred net losses of approximately $21 million for the year ended December 31, 2001 and approximately $10.7 million for the year ended December 31, 2000. As of December 31, 2001, we had an accumulated deficit of approximately $34 million. For expense analysis see the year-end comparison of our results of operations under Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" included in this report. We expect to invest substantial financial and other resources to:

        - Develop and introduce new products, product versions and services;

        -       Expand our professional service offerings; and

        -       Consider appropriate acquisitions and strategic relationships.

        As a result, we expect that our expenses will continue to increase. We cannot assure that we will be able to generate sufficient additional revenues stemming from these investments in new products and services in order to achieve profitability. Even if we are able to achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis. Failure to achieve consistent profitability may limit the growth potential of our business and the trading price of our common stock.

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

        Our software sales have historically been made under perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer's maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is often recognized at the time of delivery of the software. Under our term arrangements, which typically run one to three years, our customer does not assume ownership of the software at delivery. Instead, customers use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement may be recognized over the term period. As discussed more fully in the revenue section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our ability to recognize software license revenues in a given fiscal quarter will be affected by the mix of perpetual and term contracts entered into during that period.

        Expenses associated with software licenses, unlike revenues, are not typically deferred. The manner in which we recognize revenue, in accordance with the revenue recognition rules applicable to software under generally accepted accounting principles, may therefore cause us to incur a disproportionate amount of expense related to the software revenue that may be recognized, and as a result our quarterly operating results to fluctuate substantially.

WE EXPECT OUR RESULTS OF OPERATIONS TO VARY FROM QUARTER TO QUARTER IN 2002 AND FUTURE PERIODS AS A RESULT OF THE TIMING AND

SEASONALITY OF OUR SOFTWARE SALES, PARTICULARLY OUR GENOMAX ENTERPRISE SALES. THESE FLUCTUATIONS MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS, MANAGE OUR COSTS AND COULD CAUSE INSTABILITY IN OUR STOCK PRICE.

        Our quarterly operating results have varied considerably in the past and we anticipate that our operating results will fluctuate on a quarterly basis in 2002 and in the future as a result of a number of factors, many of which are outside of our control. Factors that may cause our quarterly results to fluctuate include the following:

        - The number and timing of orders for our higher priced GenoMax enterprise product;

        - The seasonal fluctuations of software procurement, particularly for life science informatics software;

        - The timing of, commencement, delay, cancellation or completion of our software licensing agreements, strategic relationships and professional service activities;

        - The changes in the level of research and development expenses or public funding for genomic research;

        - The timing of license and other payments received under our agreements and applicable revenue recognition rules; and

        - The introduction or cancellation of products and services by us and our competitors.

        In particular, as a result of the academic calendar, European business practices and commercial information technology procurement practices, we generally experience a reduction in sales in the third quarter of each calendar year that typically results in a corresponding reduction in operating revenues. We generally establish expenditure levels for future operating expenses, including research and development and personnel related expenses, based in large part on expected future revenues. If revenues fall below expectations in a given quarter, our expenses would disproportionately increase and our operating results would be adversely affected.

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

OUR SOFTWARE PRODUCTS AND SERVICES, PARTICULARLY OUR GENOMAX ENTERPRISE SOFTWARE, INVOLVE A LENGTHY SALES CYCLE AND OFTEN REQUIRE US TO EXPEND CONSIDERABLE FINANCIAL AND PERSONNEL RESOURCES. IF WE DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT MATERIALIZE, OUR RESULTS OF OPERATIONS AND ABILITY TO ACHIEVE PROFITABILITY WOULD BE HARMED.

        The sales cycle for our products and services, particularly our GenoMax enterprise software solution, is often a lengthy and involved process. Our sales cycle is typically long for a number of reasons, including:

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

        In addition, our agreements with GenoMax customers and strategic partners often contain terms that are unique to that customer or partner and require extensive negotiation. As a result, we may expend substantial funds and effort to negotiate agreements for these products, but may ultimately be unable to consummate a sale of our products and services. If we devote our resources to, and incur significant expenses for, sales that do not materialize, our results of operations and ability to achieve profitability would be harmed.

WE MAY INCUR SIGNIFICANT COSTS IN PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS OR RESPONDING TO CLAIMS OF INFRINGEMENT FROM OTHERS.

        We currently rely upon a combination of trademark, patent, copyright and trade secret laws, employee and third party non-disclosure agreements and other contracts to protect our proprietary rights. Nevertheless, our efforts to protect our intellectual property may be inadequate and we may be unable to prevent others from offering products and services substantially similar to ours. We also need to secure and maintain adequate protection of our intellectual property outside of the United States because our sales are global. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies engaging in international business have encountered considerable difficulties in safeguarding their proprietary rights in foreign jurisdictions.

        Moreover, third parties may claim that our current or future products or services infringe upon their intellectual property. Litigation over these issues could be a significant distraction and we may incur significant costs, including related damages. In the event that it is determined that one of our products infringe upon another's proprietary rights, we may be required to obtain a license in order to continue selling our products. That license may not be available to us on favorable terms, or at all.

OUR SOFTWARE FACILITATES RESEARCH COLLABORATION AND THEREFORE SECURITY IS IMPORTANT TO OUR CUSTOMERS. WE COULD BE EXPOSED TO LIABILITY AND A LOSS IN CUSTOMER CONFIDENCE IF OUR PRODUCTS FAIL TO PROVIDE THAT SECURITY.

        Our software facilitates collaboration among researchers and the sharing of research results in a secure environment. If there is a breach or failure of the security functions in our software, researchers' proprietary work product and data may be compromised and our customers would lose confidence in our software. We could be exposed to liability from defects or breaches of security in our products.

WE SIGNIFICANTLY DEPEND UPON HOLDERS OF H-1B NON-IMMIGRANT VISAS TO STAFF OUR RESEARCH AND PRODUCT DEVELOPMENT TEAM. OUR PRODUCT DEVELOPMENT AND ENHANCEMENT EFFORTS COULD BE HARMED IF WE ARE NOT ABLE TO ADEQUATELY STAFF OUR TEAM BECAUSE OF THE LIMITATIONS OF U.S. IMMIGRATION LAWS.

        We recruit professionals to staff our research and product development group on an international basis and, therefore, must comply with the immigration laws of the United States. Most of our research and product development team are citizens of other countries, with most of those working in the U.S. under H-1B temporary visas. Under the American Competitiveness in the 21st Century Act of 2000, there is a statutory limit of 195,000 new H-1B visas that may be issued in fiscal years 2002 and 2003, with such limits decreasing in future periods beginning in fiscal year 2004. In any year in which this limit is reached, we may be unable to obtain a sufficient number of H-1B visas to employ those persons we would like to add to our research and product development group. Moreover, legislators have recently made public statements regarding the possibility of further reduction to H1-B visa limit. If we are unable to obtain H1-B visas for our employees in sufficient quantities or in a timely manner, our product development and enhancement efforts could be hampered. As a result, we may be unable to deliver products that satisfy customer preferences and keep pace with technological change.

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

        Our business and the level of customer acceptance of our life science informatic software products are dependent upon the continuous, effective and reliable operation of our computer software and related tools and functions. Software defects could occur in our current or future products. To the extent that our software malfunctions and our customers' use of our products is interrupted, our reputation, competitive position and business could suffer. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services interoperate.

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

                          RISKS RELATED TO OUR INDUSTRY

THE MARKET FOR INFORMATIC PRODUCTS AND SERVICES IS INTENSELY COMPETITIVE AND EVOLVING AND WE MAY NOT ACHIEVE OR MAINTAIN MARKET LEADERSHIP FOR A VARIETY OF REASONS.

        We face, or expect to face, intense competition from:

        -       Third party commercial software vendors;

        -       Informatics developers;

        - Internal informatics departments of some of our customers and potential customers;

        - Organizations engaging in the provision of Internet-hosted, informatic software; and

        - Companies facilitating Internet-based e-commerce between participants in our industry.

        We believe that we compete most often with LION biosciences, NetGenics, Compugen, Genomica, DNA Star, Rosetta Inpharmatics (acquired by Merck in 2001), DoubleTwist and GCG, a unit of Pharmacopeia acquired from Oxford Molecular in 2000. Others, including large, well-established software vendors, could readily enter this market. Many of our competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology.

        In order to remain competitive, we believe that we must continue to expand and enhance the functionality of our informatic software products and respond timely and effectively to evolving industry standards or technology. In an intensely competitive, technology driven business like ours, there is no certainty that market leadership can be obtained or maintained for any sustainable period.

NUMEROUS EXISTING CUSTOMERS AND POTENTIAL CUSTOMERS FOR OUR LIFE SCIENCE INFORMATIC SOFTWARE MAY ELECT TO INTERNALLY DEVELOP, OR USE OTHER COMPANIES TO DEVELOP THEIR OWN SOFTWARE, WHICH COULD HURT OUR SALES EFFORTS.

        Our customers and potential customers, including pharmaceutical companies, biotech firms, government and academic institutions and providers of genomic and proteomic data, may elect to internally develop, or continue to develop their own life science informatic software. Potential customers for our products may be unwilling to abandon their prior internal efforts to look to an outside, third party source to provide their software solutions. Even if potential customers look to an outside, third party source, there can be no assurance that they will choose us to provide their software solutions. The market to provide life science informatic software solutions and related professional services is highly competitive. As a result our efforts to add new customers could be hampered.

IF GROWTH IN THE USE OF GENOMIC DATA IN PHARMACEUTICAL DISCOVERIES, AGRICULTURAL PRODUCTION, ENVIRONMENTAL MANAGEMENT AND INDUSTRIAL PROCESSES DOES NOT OCCUR AS WE EXPECT, THE TARGET MARKETS FOR OUR PRODUCTS AND SERVICES MAY NOT MATERIALIZE OR CONTINUE TO GROW.

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

OUR SALE OF LIFE SCIENCE INFORMATIC SOFTWARE PRODUCTS AND SERVICES COULD SUFFER IF THERE ARE REDUCTIONS IN RESEARCH AND DEVELOPMENT EXPENDITURES OF OUR CUSTOMERS AND PUBLIC FUNDING RELATED TO GENOMIC RESEARCH.

        Sales of our products and services could suffer as a result of reductions in customer research and development expenditures and public funding related to genomic research. State and federal government budgets, including academic and research institutes supported thereby, have experienced an increase in allocations and spending related to genomic research in recent years. Shifting budget priorities, specifically related to recent defense efforts, could result in the reduction or elimination of certain publicly funded research efforts. Our continued services to the NCBI and sales of our informatic software products to other government and academic institutions could be negatively affected by reductions in such public funding.

THE PRODUCTS AND THE ACTIVITIES OF OUR CUSTOMERS, INCLUDING THOSE IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES, MAY BE SUBJECT TO CHANGING REGULATION THAT COULD ADVERSELY AFFECT GENOMIC RESEARCH AND REDUCE MARKET DEMAND FOR OUR PRODUCTS.

        Because certain of our customers' products potentially touch on areas involving human health, they are affected by current or future government regulation, including regulation by the U.S. Food and Drug Administration. In addition, numerous laws covering genetic testing of humans, the privacy and security of human genetic information, and the storage and transmission of individually identifiable health care information have been introduced or passed at the state and federal levels. Our sales may indirectly be affected by changes in government regulation covering our customers in these industries, including regulation relating to drug development, genomic research, genetic testing, healthcare reform and the sale of products and transfer of healthcare data over the Internet.

        We cannot assure you that customers and potential customers for our informatic software products and related services will not curtail or defer technology investments in response to the proposal or institution of governmental efforts. Moreover, any exposure by us to liability or increased government scrutiny resulting from regulatory or legal changes would distract the efforts of our organization and require us to spend significant time and resources in connection with any resulting litigation or regulatory compliance.

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT OF ETHICAL, LEGAL AND SOCIAL CONCERNS SURROUNDING THE USE OF GENOMIC INFORMATION.

        A number of ethical, legal and social concerns, including issues related to privacy, confidentiality and fairness have arisen as a result of the increased availability of genomic information. Government and private entities are currently exploring issues related to the ownership and control of genomic information and access rights to related technologies.

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

WE INTEGRATE THIRD PARTY DATABASES INTO OUR INFORMATIC SOFTWARE PRODUCTS AND COULD BE EXPOSED TO LIABILITY FOR CONTENT ERRORS IN THOSE DATABASES.

        Available genomic, proteomic and other biomolecular data is vast and complex, and errors in databases containing this information are inevitable. We integrate data housed on public and private content databases into our informatic software products. We could be subject to claims of liability associated with damages resulting from any erroneous third party data that we integrate into our products or for which we facilitate delivery and analysis, even if not integrated into our products.

            RISKS RELATED TO OUR CORPORATION AND HOLDERS OF OUR STOCK

THE TRADING PRICE OF OUR COMMON STOCK MAY FLUCTUATE WIDELY.

        The trading price of our common stock has experienced significant fluctuations, from a high sales price of $14.69 to a low sales price of $2.26 in 2001. The closing price of our common stock on the Nasdaq National Market was $1.60 at March 1, 2002. Our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control, including:

        - Announcements of technological innovations, new customers or strategic relationships by our competitors or us;
        - Changes in research and development and government spending on genomic research;
        - Failure to meet previously announced guidance or analysts' expectations of our quarterly results;
        -       Period to period fluctuations in our financial results; and
        -       General economic and other external factors.

The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies involved in the software and biotechnology industries, which have often been unrelated to the operating performance of these companies. As a result of these fluctuations, you may not be able to sell your common stock at a price above your purchase price.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD DEPRESS OUR MARKET PRICE.

        If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options or warrants, or if the market perceives that such sales may occur, the market price of our common stock may fall. In connection with our significant executive management turnover, we experienced considerable sales activity on the part of former executives subsequent to their departure. Certain former executives continue to hold common stock as well as options exercisable for common stock, which if sold in significant amounts, could depress the market price of our common stock. We had 25,238,728 shares outstanding as of March 1, 2002. This includes the 5,750,000 shares of common stock that were registered for sale in our initial public offering and approximately 5,768,416 shares of stock that have been issued pursuant to our registration statement covering shares issuable under our Amended Equity Incentive Compensation Plan. The remaining shares of common stock are not registered but are eligible for resale in the public marked subject to compliance with Rule 144 or Rule 701 under the Securities Act of 1933, as amended. In connection with the potential exhaust of available options under our Equity Incentive Compensation Plan, in December 2001 our Board of Directors approved the adoption of our 2001 Employee Stock Option Plan, under which options exercisable for up to 1.5 million shares were made available for grants. At March 1, 2001, options exercisable for 9,469,284 shares were outstanding under our two option plans. In addition, holders of 7,905,286 shares of our common stock, or warrants exercisable for our common stock, are entitled to certain registration rights. If these holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales could cause a decline in the market price of our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders in accordance with their registration rights, the inclusion of such shares may reduce our ability to raise capital.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

        Our restated certificate of incorporation and bylaws, our shareholder rights plan adopted in June 2001 and portions of Delaware law, contain provisions that could make it more difficult for a third party to obtain control of our company, even if doing so would be beneficial to stockholders. For example, our restated certificate of incorporation provides for a classified Board of Directors, allows the Board of Directors to expand its size and fill any vacancies without stockholder approval and allows the Board of Directors to classify and issue preferred stock without stockholder approval. Our bylaws restrict the ability of stockholders to call a special meeting and require advance notice of stockholder proposals. Delaware law makes it difficult for us to be acquired by a significant stockholder that is not approved in advance by our Board of Directors. In June 2001, we adopted a shareholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables shareholders to purchase our common stock, and the stock of the entity acquiring us, at reduced prices. These provisions of our charter, bylaws, shareholder rights plan and Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        Information responsive to this Item is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INFORMAX, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                                                        45

CONSOLIDATED FINANCIAL STATEMENTS AS OF
 DECEMBER 31, 2001 AND 2000, AND FOR EACH OF THE THREE
 YEARS ENDED DECEMBER 31, 2001:

   Consolidated Balance Sheets                                                                      46

   Consolidated Statements of Operations                                                            47

   Consolidated Statements of Stockholders' Equity                                                  48

   Consolidated Statements of Cash Flows                                                          49 - 50

   Notes to Consolidated Financial Statements                                                     51 - 65

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   InforMax, Inc., and Subsidiary
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of InforMax, Inc., and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of InforMax, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 4, 2002
McLean, Virginia

INFORMAX, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                                                                            2001           2000
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $ 61,348        $ 82,656
    Accounts receivable (net of allowance for doubtful accounts
        of $557 and $20 for 2001 and 2000, respectively)                                          9,672           9,063
    Prepaid expenses and other current assets                                                     1,253           1,244
                                                                                               --------        --------

                      Total current assets                                                       72,273          92,963

Property and equipment - net                                                                      9,205           4,539
Deposits and other assets                                                                         1,333             574
Deferred tax asset - net                                                                              -           1,300
Restricted cash                                                                                   1,667           1,574
                                                                                               --------        --------

TOTAL ASSETS                                                                                   $ 84,478        $100,950
                                                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                           $    408        $    971
    Accounts payable to related parties                                                               3             139
    Accrued liabilities                                                                           4,408           1,270
    Borrowings and capital lease obligation - current portion                                       852             932
    Deferred revenue                                                                              4,189           4,148
                                                                                               --------        --------

                      Total current liabilities                                                   9,860           7,460

Borrowings and capital lease obligations - less current portion                                     405             702
Deferred revenue - less current portion                                                           1,739           1,119
Other liabilities                                                                                    29               -
                                                                                               --------        --------

                      Total liabilities                                                         12,033           9,281
                                                                                               --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, voting; $.001 par value - authorized 100,000 shares; issued and outstanding 24,506 and 19,511
        shares for 2001 and 2000, respectively                                                       24              19
    Additional paid-in capital                                                                  107,207         105,917
    Deferred compensation                                                                          (515)         (1,420)
    Accumulated deficit                                                                         (34,271)        (12,847)
                                                                                               --------        --------

                      Total stockholders' equity                                                 72,445          91,669
                                                                                               --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                                                     $ 84,478        $100,950
                                                                                               ========        ========

See notes to consolidated financial statements.

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                    2001          2000           1999
REVENUES:
    Software license and customer support (4)                                     $ 21,425      $ 13,907        $ 7,277
    Professional services                                                            3,759         3,240          2,737
                                                                                  ----------    ----------     ----------

                      Total revenues                                                25,184        17,147         10,014
                                                                                  ----------    ----------     ----------

COST OF REVENUES:
    Software license and customer support                                            1,827           697            405
    Professional services (1)                                                        1,872         1,737          1,612
                                                                                  ----------    ----------     ----------

                      Total cost of revenues                                         3,699         2,434          2,017
                                                                                  ----------    ----------     ----------

GROSS PROFIT                                                                        21,485        14,713          7,997
                                                                                  ----------    ----------     ----------

OPERATING EXPENSES:
    Selling, general and administrative (2)                                         29,024        18,764          7,000
    Research and development (3)                                                     9,622         5,311          2,597
    Stock-based compensation                                                         1,079         1,574            138
    Depreciation and amortization                                                    2,375           940            273
    Executive management changes                                                     2,415             -              -
                                                                                  ----------    ----------     ----------

                      Total operating expenses                                      44,515        26,589         10,008
                                                                                  ----------    ----------     ----------

LOSS FROM OPERATIONS                                                               (23,030)      (11,876)        (2,010)
                                                                                  ----------    ----------     ----------

OTHER INCOME (EXPENSE):
    Investment earnings                                                              3,066         1,476             66
    Interest and other expense                                                        (160)         (325)           (96)
                                                                                  ----------    ----------     ----------

                      Total other income (expense)                                   2,906         1,151            (30)
                                                                                  ----------    ----------     ----------

LOSS BEFORE INCOME TAXES                                                           (20,124)      (10,725)        (2,041)

INCOME TAX BENEFIT (EXPENSE)                                                        (1,300)           51            726
                                                                                  ----------    ----------     ----------

NET LOSS                                                                           (21,424)      (10,674)        (1,315)

    Beneficial conversion                                                                -        (9,982)             -

    Increase in carrying value of redeemable
        convertible preferred stock                                                      -          (387)          (176)
                                                                                  ----------    ----------     ----------

NET LOSS APPLICABLE TO COMMON
  SHARES                                                                          $(21,424)     $(21,043)       $(1,491)
                                                                                  ==========    ==========     ==========

BASIC AND DILUTED NET LOSS
     PER COMMON SHARE                                                             $  (0.93)     $  (2.25)       $ (0.38)
                                                                                  ==========    ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - Basic and diluted                                                   22,947         9,337          3,874
                                                                                  ==========    ==========     ==========


(1) Cost of revenues - professional services includes stock-based compensation of $1, $5, and $-0- for 2001, 2000, and 1999, respectively.
(2) Selling, general and administrative expenses include related party legal expenses of $644, $397, and $21, and excludes stock-based compensation of $1,070, $1,433, and $110 for 2001, 2000, and 1999, respectively.
(3) Research and development expenses excludes stock-based compensation of $8, $142, and $227, for 2001, 2000, and 1999, respectively.
(4) Includes related party revenue of $500, $-0-, and $-0- for 2001, 2000, and 1999, respectively.


See notes to consolidated financial statements.

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                         COMMON STOCK - VOTING   COMMON STOCK - NONVOTING  ADDITIONAL
                                                        -----------------------  ------------------------    PAID-IN     DEFERRED
                                                           SHARES     AMOUNT        SHARES     AMOUNT        CAPITAL   COMPENSATION

BALANCE, JANUARY 1, 1999                                   1,915      $     2       2,387      $     2     $    584      $   (16)

    Conversion - non-voting shares to voting                 590           --        (590)          --           --           --
    Issuance of common stock                                  --           --         100           --          102          (87)
    Stock options exercised                                   --           --         137           --           26           --
    Issuance of stock options                                 --           --          --           --          435         (435)
    Stock-based compensation                                  --           --          --           --           --          138
    Increase in carrying value of
        preferred stock                                       --           --          --           --         (176)          --
    Net loss                                                  --           --          --           --           --           --
                                                         --------     --------    --------     --------    --------      --------

BALANCE, DECEMBER 31, 1999                                 2,505            2       2,034            2          971         (400)

    Conversion - nonvoting shares to voting                6,206            6      (6,206)          (6)          --           --
    Issuance of common stock, net of offering costs        5,750            6         557           --       87,237           --
    Stock options exercised                                  103           --       3,932            4        1,197           --
    Issuance of stock options                                 --           --          --           --          713         (713)
    Issuance of warrants                                      --           --          --           --           13           --
    Conversion of preferred stock                          5,197            5          --           --       14,396           --
    Beneficial conversion feature of preferred stock          --           --          --           --        9,982           --
    Accretion of beneficial conversion feature of
        preferred stock                                       --           --          --           --       (9,982)          --
    Warrant interest amortization                             --           --          --           --           10           --
    Adjustment of deferred stock compensation                 --           --          --           --        1,886       (1,886)
    Amortization of deferred stock compensation               --           --          --           --           --        1,579
    Increase in carrying value of preferred stock             --           --          --           --         (387)          --
    Retirement of treasury stock                            (250)          --        (317)          --         (119)          --
    Net loss                                                  --           --          --           --           --           --
                                                         --------     --------    --------     --------    --------      --------

BALANCE, DECEMBER 31, 2000                                19,511           19          --           --      105,917       (1,420)

    Stock options exercised                                4,995            5          --           --        1,303           --
    Issuance of warrants                                      --           --          --           --           --           35
    Adjustment of deferred stock compensation                 --           --          --           --           18          (18)
    Amortization of deferred stock compensation               --           --          --           --           --          888
    Offering costs                                            --           --          --           --          (31)          --
    Net loss                                                  --           --          --           --           --           --
                                                         --------     --------    --------     --------    --------      --------

BALANCE, DECEMBER 31, 2001                                24,506      $    24          --      $    --     $107,207      $  (515)
                                                         ========     ========    ========     ========    ========      ========


                                                                           TREASURY STOCK
                                                         ACCUMULATED     --------------------
                                                           DEFICIT        SHARES     AMOUNT       TOTAL

BALANCE, JANUARY 1, 1999                                 $    (858)         567    $    (119)   $    (405)

    Conversion - non-voting shares to voting                    --           --           --           --
    Issuance of common stock                                    --           --           --           15
    Stock options exercised                                     --           --           --           26
    Issuance of stock options                                   --           --           --           --
    Stock-based compensation                                    --           --           --          138
    Increase in carrying value of
        preferred stock                                         --           --           --         (176)
    Net loss                                                (1,315)          --           --       (1,315)
                                                         ----------      -------   ----------   ----------

BALANCE, DECEMBER 31, 1999                                  (2,173)         567         (119)      (1,717)

    Conversion - nonvoting shares to voting                     --           --           --           --
    Issuance of common stock, net of offering costs             --           --           --       87,243
    Stock options exercised                                     --           --           --        1,201
    Issuance of stock options                                   --           --           --           --
    Issuance of warrants                                        --           --           --           13
    Conversion of preferred stock                               --           --           --       14,401
    Beneficial conversion feature of preferred stock            --           --           --        9,982
    Accretion of beneficial conversion feature of
        preferred stock                                         --           --           --       (9,982)
    Warrant interest amortization                               --           --           --           10
    Adjustment of deferred stock compensation                   --           --           --           --
    Amortization of deferred stock compensation                 --           --           --        1,579
    Increase in carrying value of preferred stock               --           --           --         (387)
    Retirement of treasury stock                                --         (567)         119           --
    Net loss                                               (10,674)          --           --      (10,674)
                                                         ----------      -------   ----------   ----------

BALANCE, DECEMBER 31, 2000                                 (12,847)          --           --       91,669

    Stock options exercised                                     --           --           --        1,308
    Issuance of warrants                                        --           --           --           35
    Adjustment of deferred stock compensation                   --           --           --           --
    Amortization of deferred stock compensation                 --           --           --          888
    Offering costs                                              --           --           --          (31)
    Net loss                                               (21,424)          --           --      (21,424)
                                                         ----------      -------   ----------   ----------

BALANCE, DECEMBER 31, 2001                               $ (34,271)          --    $      --    $  72,445
                                                         ==========      =======   ==========   ==========


See notes to consolidated financial statements

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                   2001           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(21,424)       $(10,673)      $(1,315)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation expense                                                        2,375             940           273
        Loss on sale of property and equipment                                        150               6             9
        Stock-based compensation                                                      923           1,601           138
        Deferred income taxes                                                       1,300             (22)         (623)
        Provision for bad debt                                                        537               5           -
        Changes in assets and liabilities:
            Accounts receivable                                                    (1,146)         (6,428)       (1,090)
            Prepaid expenses and other current assets                                  (9)           (870)         (368)
            Deposits and other assets                                                (759)           (506)          (57)
            Accounts payable                                                         (700)            685            11
            Accrued liabilities                                                     3,167             337           360
            Deferred revenue                                                          661           3,455            72
                                                                                 --------        --------       -------

                      Cash flows from operating activities                        (14,925)        (11,470)       (2,590)
                                                                                 --------        --------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                             (6,476)         (4,054)       (1,343)
    Proceeds from sale of property and equipment                                       23               6            10
    Decrease (increase) in loan to shareholder                                       -                 69           (65)
                                                                                 --------        --------       -------

                      Cash flows from investing activities                         (6,453)         (3,979)       (1,398)
                                                                                 --------        --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments on capital lease obligations                                          (260)           (114)         (106)
    Proceeds from borrowings                                                            -           2,635         1,671
    Repayments on borrowings                                                         (854)         (2,603)         (425)
    Proceeds from stock issuance                                                       31          97,162         3,934
    Restricted cash                                                                   (93)         (1,574)          -
    Proceeds from share options exercised                                           1,246           1,201            17
                                                                                 --------        --------       -------

                      Cash flows from financing activities                             70          96,707         5,091
                                                                                 --------        --------       -------

                                                                     (Continued)

INFORMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                       2001             2000           1999
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                               (21,308)          81,258         1,103

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                                            82,656            1,398           295
                                                                                     ---------        ---------       ------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 61,348         $ 82,656        $1,398
                                                                                     =========        =========       ======

SUPPLEMENTAL INFORMATION ON NONCASH
    INVESTING AND FINANCING TRANSACTIONS:
    Acquisition of equipment through capital
        leases                                                                       $    738         $   -           $   15
                                                                                     =========        =========       ======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for income taxes                                                       $    -           $   -           $  151
                                                                                     =========        =========       ======


    Cash paid for interest                                                           $    100         $    280        $   84
                                                                                     =========        =========       ======

                                                                     (Concluded)
See notes to consolidated financial statements.

INFORMAX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Nature of the Business - InforMax, Inc., ("InforMax" or the "Company") is a global provider of life science informatic software solutions for genomic and biomolecular research. InforMax was incorporated in Delaware in May 1990 and its subsidiary, InforModus SARL, was organized under the tax laws of France in 1997. The Company is headquartered in Bethesda, Maryland, and has sales offices in Bethesda, Maryland; San Francisco, California; Denver, Colorado; Boston, Massachusetts; and Oxford, England.

        In October 2000, the Company completed its initial public offering (IPO) and realized proceeds of approximately $84 million, net of underwriting discounts and commissions and related expenses, from the sale of 5,750,000 shares of its common stock.

        Principles of Consolidation - The consolidated financial statements include the accounts of InforMax, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

        The Company recognizes revenue based on the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition (as amended and interpreted). Software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. Customer support and maintenance revenue, such as telephone support and product enhancements, is unbundled from the software license based upon vendor specific objective evidence of fair value (VSOE) and is recognized ratably over the maintenance period. VSOE for maintenance contracts is determined by the list price established by management with the relevant authority or by the renewal rate specified by the contract.

        In circumstances where fair market values for undelivered elements of a multiple element contract are not determinable, revenue on the contract is deferred until either fair value is determinable or when all elements are delivered, unless the only undelivered element is maintenance, in which case the total arrangement of fee is recognized ratably over the remaining maintenance period. Amounts received in advance of the delivery of products or performances of services are classified as deferred revenues in the consolidated balance sheet.

        Training is provided on a daily fee basis with revenue recognized as the services are provided.

        Revenue under the time-and-materials contracts are recognized based on contractual rates as the services are provided. Revenue under cost-plus-fixed-fee subcontract is recognized as recoverable costs are incurred, including a proportionate amount of the fixed fee. Billings under cost reimbursement contracts are based on provisional rates.

        Cost of Revenue - The primary component of the Company's cost of revenue for software licensing are packaging and distribution costs. The primary component of the Company's cost of revenue for customer support and professional services are compensation and related expenses.

        Cash and Cash Equivalents - Cash and cash equivalents consist of cash, money market accounts, and highly liquid investments with original maturities of three months or less to be cash equivalents.

        Restricted Cash - The restricted cash consists of deposits serving as collateral for letters of credit related to certain operating leases. Accordingly, these amounts are classified as restricted cash in the consolidated balance sheet.

        Unbilled Receivables - The Company has unbilled receivables of approximately $3.9 million and $1.6 million of which $2.7 million and $1.6 million is included in accounts receivable and $1.2 and $-0- is included in deposits and other assets at December 31, 2001 and 2000, respectively. Unbilled receivables consist of amounts owed to InforMax for which product has been delivered; but for which contractual billing criteria have not yet been met.

        Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the following estimated useful lives:

           Computer equipment                                                                        3 years
           Furniture, fixtures, and other equipment                                            3 to 10 years
           Leasehold improvements                                           Lesser of lease term or 12 years
           Purchased software                                                                        3 years

        Repairs and maintenance are expensed as incurred; major improvements and betterments are capitalized.

        Software Development Costs - Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After the technological feasibility has been established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Through December 31, 2001, software development has been substantially completed concurrently with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

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

        Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risks consist principally of cash, cash equivalents, and accounts receivable. The

        Company generally does not require collateral on accounts receivable, as the majority of its customers are well-established companies, colleges, universities, and government entities.

        Stock-Based Compensation - The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, and accordingly, recognizes compensation expense for fixed stock option grants when the exercise price is less than the fair value of the shares on the date of the grant. Pro forma information is provided for employee stock option grants, as if the fair value based method defined in SFAS No. 123 had been applied.

        Evaluation of Long-lived Assets - The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no impairment of these assets exists at December 31, 2001 and 2000.

        Fair Value of Financial Instruments - The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. The fair values of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, and borrowings approximate their carrying values. Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, current estimates of fair value may differ significantly from the amounts presented herein.

        Advertising - The Company expenses all advertising costs as incurred. Total advertising expense was approximately $0.9 million, $0.8 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        Common Stock - In February 1999, the Board of Directors approved a 100:1 stock split of all of the shares of the common stock of the Company issued and outstanding. Further, the Board of Directors approved the exchange of 590,178 shares of nonvoting common stock for 590,178 shares of voting common stock by the Chief Executive Officer. In September 2000, the Board of Directors approved a 1.67:1 stock split of all of the shares of the common stock of the Company issued and outstanding. In connection with this stock split, the Board of Directors approved the increase in the number of authorized shares of voting common stock to 100 million shares. Shares issued and outstanding have been adjusted retroactively for all periods presented to reflect the stock splits.

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

        Comprehensive Income - The Company has no significant elements of comprehensive income other than net loss.

        Net Loss Per Share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares for all periods presented. The weighted average number of common shares outstanding and potential dilutive shares were 32,845,477 18,133,304, and 17,261,716 relating to stock options and redeemable convertible preferred stock in 2001, 2000, and 1999, respectively. For the years ended December 31, 2001, 2000, and 1999, the Company incurred a net loss; therefore, potential common shares are not included in the calculation of the diluted net loss per common share.

        New Accounting Pronouncements - In June 1998, SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, was issued. SFAS No. 133 requires the recognition of qualifying derivatives at fair value as either assets or liabilities in the financial statements. The adoption of SFAS No. 133 on January 1, 2001, did not have an impact on the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS is effective for fiscal years beginning after June 15, 2002.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 143 and SFAS 144. The Company is therefore unable to disclose the impact that adapting these pronouncements will have on its financial position and results of operations when the statements is adopted.

2.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31 (in thousands):

                                                                                            2001          2000
Computer equipment                                                                        $ 6,018       $ 3,874
Furniture, fixtures, and office equipment                                                   4,116         1,285
Leasehold improvements                                                                      1,875           408
Purchased software                                                                            855           281
                                                                                          --------      -------

                                                                                           12,864         5,848

Less:  Accumulated depreciation and amortization                                           (3,659)       (1,309)
                                                                                          --------      -------

Property and equipment, net                                                               $ 9,205       $ 4,539
                                                                                          ========      =======

        Depreciation and amortization expense was approximately $2.4 million, $0.9 million, and $0.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        The following is a summary of assets under capital leases included in property and equipment at December 31 (in thousands):

                                                                                              2001        2000
Computer equipment                                                                            $ 197       $ 343
Office furniture                                                                                738          16
                                                                                             ------       -----

           Total                                                                                935         359

Less:  Accumulated depreciation and amortization                                               (255)       (295)
                                                                                             ------       -----

Assets under capital lease - net                                                              $ 680        $ 64
                                                                                             ======       =====


        Depreciation or amortization of assets under capital lease was approximately $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

3.      BORROWINGS

        The Company has a Term Loan which provides for repayments of principal and interest in thirty equal monthly installments. The Company must also maintain various financial covenants, including minimum cash balance and certain financial ratios. As collateral for the loan, the Company has pledged property and equipment, trademarks and accounts receivable. In addition, the Company cannot declare or pay dividends on, or make any distribution with respect to, any class of its equity during the term of this facility. Borrowings under the term loan equipment bear interest at prime plus 1.25% (6.00% at December 31, 2001).

        Interest expense was approximately $0.2 million, $0.3 million, and $43,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        The following represents the scheduled maturities of the borrowings at December 31, 2001 (in thousands):

YEAR ENDED DECEMBER 31,                                                                      PRINCIPAL DUE
       2002                                                                                        $625
       2003                                                                                          63
                                                                                                   ----

           Total                                                                                   $688
                                                                                                   ====


4.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

        On June 22, 1999, the Company entered into a Series A Preferred Stock Purchase Agreement (the Agreement) with a purchaser. The Company authorized, issued, and sold 2,161,265 shares of Series A

        Redeemable Convertible Preferred Stock (Series A Shares), $.01 par value, for approximately $3.9 million, net of expenses.

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

        The holders of the Series A Shares were entitled to receive, out of funds legally available when and if declared by the Board of Directors, cumulative dividends at the annual dividend rate $.148 per share. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, or upon redemption, the holders of the Series A Shares would have be entitled first, before any distribution or payment was made on the Common Stock or any other series of capital stock, to be paid out of available funds and assets an amount equal to the "Original Issue Price" for each Series A Share as adjusted for common stock events plus, in the case of each share, an amount equal to all accrued dividends unpaid thereon (whether or not declared) and any other dividends declared but unpaid thereon. The undeclared dividends were being accreted to the redemption value. The 2000 and 1999, accrued dividend of approximately $0.2 million and $0.2 million, respectively, are presented on the Consolidated Statements of Operations as a component of increase in carrying value of redeemable convertible preferred stock as an additional charge to net loss applicable to common shareholders.

        The difference between the carrying amounts of the Series A Shares and the redemption amount, based upon the liquidation amount, represents the cost of issuance, which was accreted pro rata over the period beginning on June 22, 1999, issuance date and ending on the prescribed redemption date, June 22, 2004. The 2000 and 1999 accretion of approximately $12,000 and $8,000, respectively, is presented on the Consolidated Statements of Operations as a component of increase in carrying value of redeemable convertible preferred stock as an additional charge to net loss applicable to common shareholders.

        On August 16, 2000, the Company entered into a Series B Redeemable Convertible Preferred Stock Purchase Agreement with a purchaser. The Company authorized, issued, and sold 950,747 shares of Series B redeemable Convertible Preferred Stock (Series B Shares), $.01 par value, for approximately $9.9 million, net of expenses. The Series B Shares contained similar rights and privileges as the Company's Series A Shares and were convertible into 1,587,747 shares of common stock of the Company at any time at a conversion price of $6.30. At the time of issuance of the Series B Shares, the deemed fair market value of the underlying common stock was $15.00 per share. Approximately $9,982 was allocated to additional paid-in capital as a presumed beneficial conversion feature. As the Series B Shares were convertible at any time, the entire beneficial conversion feature was immediately accreted to the Series B Shares on August 16, 2000. In connection with the issuance of the Series B Shares, the Company entered into joint development and marketing agreements. The accreted costs of issuance and the accrued dividend for 2000, of approximately $3,000 and $0.1 million, respectively, are presented on the Consolidated Statements of Operations as a component of increase in carrying value of redeemable convertible preferred stock as an additional charge to net loss applicable to common shareholders.

        Immediately prior to the closing of the IPO, all of the Company's outstanding shares of preferred stock were converted into shares of the Company's common stock.

5.      STOCK-BASED COMPENSATION

        Stock Options - On February 10, 1999, the Board of Directors instituted an Equity Incentive Plan (the 1999 Plan). The 1999 Plan, as amended, provides for up to 8,179,000 shares of common stock of the

        Company for the granting of restricted stock and incentive stock options to purchase common stock. The exercise price per share for an incentive stock option must be equal to or greater than the estimated fair market value, as determined by the closing price on the trade day preceding the date of grant.

        On December 20, 2001, the Board of Directors instituted the 2001 Stock Option Plan (the 2001 Plan). The 2001 Plan provides for up to 1,500,000 shares of common stock of the Company for the granting of nonqualified stock options to purchase common stock. The exercise price per share is determined by the closing price on the trade day preceding the date of grant.

        Unless otherwise approved by the Board of Directors, all stock options and other stock equivalents issued to employees, directors and consultants shall be subject to vesting as follows: (a) twenty-five percent (25%) of such stock shall vest at the end of the first year following the earlier of the date of issuance or such person's service commencement date with the Company, and (b) seventy-five percent (75%) of such stock shall vest ratably over the remaining three-year period subsequent to the end of the first year described in (a).

        A summary of the status of the Company's stock options as of December 31 and changes during the years then ended as presented below (in thousands, except per share data):

                                             2001                    2000                     1999
                                    ----------------------  -----------------------  -----------------------
                                                 Weighted                Weighted                 Weighted
                                                 Average                  Average                  Average
                                                 Exercise                Exercise                 Exercise
                                      Shares      Price       Shares      Price        Shares      Price
Outstanding at beginning of year       13,666    $ 1.480       15,793    $ 0.280         1,109    $ 0.006

  Granted - exercise price equals
      fair value                        2,056      3.955        1,339     11.989        14,174      0.299
  Granted - exercise price greater
      than fair value                     -          -            712      1.618          759       0.299
  Exercised                            (4,995)     0.262       (4,035)     0.300         (137)      0.128
  Canceled/forefeited                    (577)     8.880         (143)     1.260         (112)      0.299
                                      -------                 -------                  -------

Outstanding at year-end                10,150    $ 2.160       13,666    $ 1.480        15,793    $ 0.280
                                      =======                 =======                  =======

Options exercisable at year-end         7,297                  11,314                   13,176
Options available for future grant      2,360                   2,338                      922

Weighted average fair value of
   options granted during the year:
   Exercise price equals fair value at
       grant date                                $ 3.955                $ 11.989                   $ 0.299
   Exercise price less than fair value
       at grant date                             $  -                   $  4.196                   $ 0.968

        At December 31, 2001, options outstanding were as follows (in thousands):

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           ------------------------------------------------    -----------------------------
                                             WEIGHTED
                                              AVERAGE         WEIGHTED                        WEIGHTED
                                             REMAINING         AVERAGE                        AVERAGE
         RANGE OF               NUMBER      CONTRACTUAL       EXERCISE           NUMBER       EXERCISE
   EXERCISE PRICE             OUTSTANDING       LIFE            PRICE          EXERCISABLE     PRICE
    $0.006                             146           5.2        $ 0.006              146        $ 0.006
    $0.300                           6,990           7.4           0.30            6,584           0.30
    $1.00 - $1.99                       91           8.1           1.79               44           1.79
    $2.00 - $2.99                      334           9.1           2.74               30           2.96
    $3.00 - $3.99                    1,460           9.4           3.61              176           3.66
    $4.00 - $6.99                      405           9.0           6.30               97           6.19
    $7.00 - $9.99                       75           9.3           7.47               18           8.03
    $10.00 - $14.99                     29           9.0          11.40                5          11.36
    $15.00 - $15.99                    430           8.7          15.00              135          15.00
    $16.00 - $29.38                    190           8.8          19.03               62          19.66
                                    ------                       ------            -----         ------
                                    10,150                       $ 2.16            7,297         $ 2.78
                                    ======                       ======            =====         ======


        The weighted average assumptions used for options granted during fiscal years ended December 31, were as follows:

                                                                           2001       2000       1999
Risk-free interest rate                                                    4.4 %      5.9 %      5.2 %
Expected dividend yield                                                    0.0 %      0.0 %      0.0 %
Expected life                                                            4 years    4 years    4 years
Volatility factor                                                           54%         80%      71%


        The pro forma effects of applying SFAS No. 123 for fiscal years ended December 31, would be as follows (in thousands):

                                                                           2001           2000           1999

Pro forma net loss                                                       $(26,298)       $(12,590)      $(2,266)
Pro forma net loss applicable to
    common shares                                                        $(26,298)       $(22,959)      $(2,442)
Pro forma net loss per common share -
    basic and diluted                                                     $ (1.15)        $ (2.46)      $ (0.63)

        The effects of applying SFAS No. 123 in the pro forma disclosures are not indicative of future amounts, and additional awards in the future years are anticipated.

        The Company recorded compensation expense of approximately $0.8 million, $1.6 million and $0.1 million related to issuance of the stock options, warrants, and restricted stock discussed below for the years ended December 31, 2001, 2000, and 1999, respectively. Deferred compensation of approximately $0.5 million and $1.4 million, related to the issuance of these options, warrants, and restricted stock, is included in stockholders' equity at December 31, 2001 and 2000, respectively.

        In 2001 and 2000, the Company granted 6,000 and 30,000, respectively, fully vested, nonforfeitable, and fully exercisable nonqualified stock options to certain nonemployee advisors of approximately $0.1 million in 2001 and 2000, respectively.

        In 2001, the Company granted 30,000 nonqualified stock options to nonemployee directors. These grants vest over one year, which coincides with the period of performance.

        During 1999, the Company granted 175,350 nonqualified stock options to one nonemployee director and two nonemployee advisors. The nonemployee director compensation expense was determined based upon the difference between the exercise price and the estimated fair market value of the common stock at the date of grant. The Company recognized compensation expense related to the nonemployee advisors nonqualified stock options on a monthly basis as the options are earned and vest, based upon the fair value of the options earned. Deferred compensation expense is adjusted monthly to reflect the amount of compensation expense recognized and the change in the estimated fair value for the unvested nonqualified stock options. Changes in the fair value of the unvested nonqualified stock options result in changes in future compensation charges. All of these options were granted for a ten-year period and vest over either three, four, or five years which coincides with the period of performance. During 2000, both of the nonemployee advisors terminated their service agreements; 95,080 options were forfeited and 55,220 options were exercised.

        Warrants - In 2000 in connection with the Bridge Loan, the Company issued 15,030 fully vested warrants for right to purchase 15,030 shares of common stock at an exercise price of $5.99 per share, until the warrant's expiration in 2007. The fair value of the warrant was amortized to additional paid-in capital over the period of the bridge loan with a corresponding charge to interest expense. Also in 2000, the Company issued for services fully vested warrant exercisable for 25,050 shares to a non employee advisor for the right to purchase 25,050 shares of common stock at an exercise price of $6.37 per share, until the warrant's expiration in 2005. The fair value of the warrant was charged to additional paid-in capital with a corresponding charge to selling, general and administrative expense.


        In 2001, the Company issued a fully vested warrant exercisable for 25,000 shares to a venture fund (one of the Company's directors serves as managing director) in exchange for strategic advisory services provided for the right to purchase 25,000 shares of common stock at an exercise price of $8.00 per share, until the warrant's expiration in 2006. The fair value of the warrant was charged to additional paid-in capital with a corresponding charge to selling, general and administrative expense.

        At December 31, 2001, all of the 65,080 warrants were outstanding.

        Restricted Stock - In 1999, the Board of Directors granted 100,200 shares of restricted stock to certain consultants of the Company. The restricted stock vests over a four-year period and is subject to service and performance requirements. At the time of grant, the restricted stock and deferred compensation relating to the issuance of the restricted stock was recorded based on the estimated fair market value of the Company's common stock. The Company recognizes compensation expense related to the restricted stock on a monthly basis as the stock is earned and vests, based upon the difference between the price paid at the original date of issuance and the estimated fair market value of the common stock at the end of each subsequent month. Deferred compensation expense is adjusted monthly to reflect the amount of compensation expense recognized and the change in the estimated fair market value of the Company's common stock with respect to the unvested restricted stock. In 2001, in accordance with certain terms of one of the restricted stock agreements, vesting was accelerated and 50,100 shares were issued without restriction.

6.      INCOME TAXES

        The components of the expense (benefit) for income taxes for the years ended December 31 were as follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                 2001         2000       1999
Current expense (benefit):
    Federal                                                                      $  -          $(22)      $ (86)
    State                                                                           -            (7)        (17)
                                                                                 ------        ----       -----

           Total current expense (benefit)                                          -           (29)       (103)
                                                                                 ------        ----       -----

Deferred expense (benefit):
    Federal                                                                       1,300         (22)       (504)
    State                                                                           -            -         (119)
                                                                                 ------        ----       -----

           Total deferred benefit                                                 1,300         (22)       (623)
                                                                                 ------        ----       -----

Total expense (benefit) for income taxes                                         $1,300        $(51)      $(726)
                                                                                 ======        ====       =====


        At December 31 the components of the Company's deferred taxes were as follows (in thousands):

                                                                           2001           2000           1999
Deferred tax assets:
    Net operating losses                                                  $ 21,475        $ 10,863        $ 493
    Deferred revenue                                                         2,133           2,034          700
    Compensation relating to stock options                                      86             148           85
    Other assets                                                             1,180              84           36
                                                                          --------        --------        -----

           Total deferred tax assets                                        24,874          13,129        1,314
                                                                          --------        --------        -----

Deferred tax liabilities:
    Accelerated depreciation                                                   (91)            (65)         (36)
                                                                          --------        --------        -----

           Total deferred tax liabilities                                      (91)            (65)         (36)
                                                                          --------        --------        -----

Net deferred tax assets before
    valuation allowance                                                     24,783          13,065        1,278

Valuation allowance                                                        (24,783)        (11,765)          -
                                                                          --------        --------        -----

Net deferred tax assets                                                   $    -          $  1,300       $1,278
                                                                          ========        ========        =====

        At December 31, 2001, the Company had net federal operating loss carryforwards of approximately $27 million expiring in 2021, $26.8 million expiring in 2020, and $1.3 million expiring in 2019. Approximately $11.1 million and $21 million of net operating loss carryforwards that expire in 2021 and 2020 are the result of the exercise of non-qualified stock options. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the relizability of the deferred tax assets, such that a full valuation allowance is required for 2001. A valuation allowance was provided in 2001 and 2000 to account for deferred tax assets for which realization does not meet more likely than not criterion.

        The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income taxes as a result of the following:

                                                                                   2001        2000        1999
Statutory U.S. Federal rate                                                       (34.0)%     (34.0)%     (34.0)%

    (Increase) decrease in taxes resulting from:
        State income taxes - net of Federal benefit                                (7.0)       (4.6)       (4.3)
        Stock options                                                             (18.7)      (66.8)          -
        Other                                                                       1.4        (4.8)        2.8
        Valuation allowance                                                        64.8       109.7           -
                                                                                   ----        ----       -----

Effective tax rate                                                                  6.5 %      (0.5)%     (35.5)%
                                                                                   ====        ====       =====

7.     RETIREMENT PLAN

        The Company maintains a 401(k) retirement plan (the Plan) covering all eligible employees, as defined. Under the terms of the Plan, participants may defer a portion of their salaries as employee contributions and are immediately 100% vested. The Company may make matching, nonelective or discretionary contributions to the Plan. In general, matching and discretionary contributions made by the Company vest ratably over a three-year period. The Company did not make a contribution under this Plan for 2001 and 2000.

8.      RELATED PARTY TRANSACTIONS

        The Company had an arrangement with another company, the president of which was a former member of the Company's Board of Directors, whereby the other company provides advisory and fiduciary oversight services to the Company at an average monthly fee of $2,500. This arrangement ended and was paid in full during 1999. Total fees paid to the other company under this arrangement totaled $50,000 for the year ended 1999.

        The Company engaged a law firm during 2001, 2000, and 1999. An attorney at the firm is also a shareholder of the Company. The Company incurred approximately $0.6 million, $0.4 million, and $0.2 million in expense to the firm and the Company's accrued liability to the firm was approximately $0.1 million and $0.1 million at 2001 and 2000, respectively.

        The Company had an arrangement with a shareholder of the Company whereby the shareholder provides consulting services to the Company. Total fees paid to the shareholder under this arrangement totaled approximately $38,000 and $50,000 for the years ended 2000 and 1999, respectively. This arrangement ended and was paid in full during September 2000.

        Beginning in 2000, the Company had an arrangement with a nonqualified stock option holder of the Company whereby the option-holder provides consulting services to the Company. Total fees paid to the option-holder under this arrangement totaled approximately $38,000 and $21,000 for the years ended 2000 and 1999, respectively. This arrangement ended and was paid in full during 2000.

        In 1999, the Company loaned the president of the Company $65,000 which was due in full with all unpaid, accrued interest by April 2004. The interest rate of this note is prime plus 1% (9.5% at December 31, 1999). Interest income earned during 2000 and 1999 was approximately $4,000, respectively. In 2000, the president of the Company paid the interest and principal outstanding under the loan in full.

        In 2001, the Company entered into a perpetual software license agreement with a related Company in which InforMax's former Chief Executive Officer is also the Chairman and a significant stockholder of the related Company purchasing the software. In connection with this agreement the Company has recognized approximately $0.5 million in revenue. As of December 31, 2001, there is approximately $0.2 million in accounts receivable related to this transaction.

9.      COMMITMENTS AND CONTINGENCIES

        Lease Commitment - The Company has noncancelable operating leases primarily for office facilities. The Company leases some of its computer and office equipment under capital leases. The following is a schedule of future minimum lease payments for capital and operating leases as of December 31, 2001 (in thousands):

                                                                                          CAPITAL     OPERATING
YEAR ENDED DECEMBER 31,                                                                    LEASE       LEASES
       2002                                                                                  $227       $ 4,028
       2003                                                                                   216         4,092
       2004                                                                                   126         3,576
       2005                                                                                    -          2,568
       2006                                                                                    -          2,121
       Thereafter                                                                              -         10,257
                                                                                             ----       -------

           Total future minimum lease payments                                                569       $26,642
                                                                                                        =======

Less:  Current portion                                                                        227
                                                                                             ----

Capital lease obligation - net of current portion                                            $342
                                                                                             ====

        Total rental expense under all office leases for fiscal years 2001, 2000, and 1999, was approximately $3.8 million, $0.8 million, and $0.3 million, respectively.

        The rental agreements require that the Company maintain certain letters of credit totaling $1.7 million. The irrevocable standby letters of credit are secured by the Company's restricted cash and expire September 8, 2002.

        Employment Agreements - Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, three senior executive officers and two executive officers of the Company have employment agreements that entitle these individuals to specified amounts of severance if such individuals are terminated.

        Government Audits - Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. No audits of costs and the related payments have been performed by the various agencies. At December 31, 2001, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company's financial position, results of operations, or liquidity.

        Litigation - In the ordinary course of conducting its business, the Company becomes involved in litigation and administrative proceedings. It is the opinion of the Company's management that the outcome of these proceedings, individually, or in the aggregate, will not have a material adverse effect on the business or consolidated financial position of the Company.

        On November 28, 2001, the Company received notice that Barry S. Kantrowitz initiated a securities class action lawsuit for and on behalf of himself and all others similarly situated in the United States District Court, Southern District of New York against eight underwriters and two executive officers, and the Company as a nominal defendant. In the complaint, Barry S. Kantrowitz stated he purchased shares of the Company issued in connection, with and traceable to, the offering and alleged the offering contained material misrepresentations and omissions.

        The Company believes that the claim is wholly without merit, that meritorious defenses are available and has every intention to vigorously contest and defend against these claims. Further, the Company intends to assert all of its legal rights in this matter, including all counterclaims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have a negative impact on the Company's business, financial condition, results of operations or cash flows.

        The Company and its former chairman are also parties to lawsuits and claims which allege a commission and other consideration were payable for an introduction to a venture capital firm and that the Company failed to honor these agreements.

        The Company believes that these claims are wholly without merit, that meritorious defenses are available and that there is every intention to vigorously contest and defend against these claims. Further, the Company intends to assert all of its legal rights in this matter, including all counterclaims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on the Company's business, financial condition, results of operations or cash flows.

10.     VALUATION AND QUALIFYING ACCOUNTS

        The following table sets forth activity in the Company's allowance for doubtful accounts receivable for the years ended December 31 (in thousands):

                                                        BALANCE AT                                  BALANCE AT
                                                        BEGINNING     CHARGES TO                      END OF
                                                        OF PERIOD       EXPENSE      DEDUCTIONS       PERIOD
1999                                                     $15            $  -           $  -           $ 15
2000                                                      15               5              -             20
2001                                                      20             908            (371)          557

11.     SEGMENT INFORMATION

        The Company has two reportable segments, professional services and software.

        The principal products in the software segment are our Vector NTI Suite and our GenoMax enterprise platform. Software segment revenues are generated from software license fees and maintenance fees. Our professional services segment consists of services rendered under our government subcontracts with NCBI and provided to our software customers including installation, training, and customization of our software products.

        Segment data includes an allocation of all general and administrative expenses to each of its operating segments based on each segment's proportionate share of salary expense.

        The table below presents reported segment amounts in thousands for the years ended December 31 (in thousands):

                                                                                    PROFESSIONAL
                                                                    SOFTWARE          SERVICES          TOTAL
2000:
    Revenue                                                         $ 13,907         $  3,240         $ 17,147
    Cost of revenue                                                      697            1,737            2,434
    Loss from operations                                              (4,080)          (7,796)         (11,876)

2001:
    Revenue                                                           21,425            3,759           25,184
    Cost of revenue                                                    1,827            1,872            3,699
    Loss from operations                                             (10,623)         (12,767)         (23,030)

        The table below presents asset allocation of reported segment amounts at December 31 (in thousands):

        The difference between loss from operations and net loss is attributable to investment earnings, interest and other expense totaling $1.2 million and $2.9 million for the years ended December 31, 2000 and 2001, respectively.

                                                                                           2001            2000
Allocable assets:
    Professional services                                                                $   656        $   815
    Software                                                                              10,224          8,248

Nonallocable assets                                                                       73,598         91,887

        Significant Customers - Two customers accounted for approximately 19% and 10% of total accounts receivable at 2001, two customers accounted for approximately 14% and 10% of total accounts receivable at 2000, and another customer accounted for approximately 14% of total accounts receivable at 1999.

        There were no sales to any individual customer that accounted for 10% or more of the total revenue for 2001. One customer accounted for approximately 10% and 19% of total revenue for the years ended 2000 and 1999, respectively. There were no sales to any individual country except for the United States where such sales accounted for 10% or more of total revenue.

        Geographic Information - Revenues by geographic destination and as a percentage of total revenues for the years ended December 31 are as follows (in thousands):

                                                                                     YEAR ENDED
                                                                    --------------------------------------------
                                                                           2001           2000          1999

    United States                                                         $18,241        $12,799       $ 8,514
    International                                                           6,943          4,348         1,500
                                                                          -------        -------       -------

                                                                          $25,184        $17,147       $10,014
                                                                          =======        =======       =======

        Substantially all assets are held in the United States at December 31, 2001.

12.     QUARTERLY INFORMATION (UNAUDITED)

        The following are the unaudited quarterly results of operations for the fiscal years ended December 31:

                                                                      QUARTER ENDED
                                         ----------------------------------------------------------------------
                                               MARCH 31        JUNE 30           SEPTEMBER 30       DECEMBER 31
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
2001:
    Revenues                                    $ 6,590         $ 7,568           $  4,680           $ 6,346
    Gross profit                                  5,603           6,620              3,843             5,419
    Operating expenses                           10,895          11,333              9,827            12,460
    Net loss                                     (4,173)         (3,896)            (5,397)           (7,958)
    Net loss applicable to
        common shares                            (4,173)         (3,896)            (5,397)           (7,958)
    Basic net loss per
        common share                              (0.21)          (0.17)             (0.22)            (0.33)
    Diluted net loss per common
        share                                     (0.21)          (0.17)             (0.22)            (0.33)

2000:
    Revenues                                    $ 3,208         $ 3,301           $  4,873           $ 5,765
    Gross profit                                  2,683           2,714              4,248             5,069
    Operating expenses                            5,089           6,264              6,398             8,838
    Net loss                                     (2,450)         (3,619)            (2,220)           (2,385)
    Net loss applicable to
        common shares                            (2,534)         (3,703)           (12,338)           (2,468)
    Basic net loss per
        common share                              (0.61)          (0.59)             (1.55)            (0.13)
    Diluted net loss per common
        share                                     (0.61)          (0.59)             (1.55)            (0.13)

13.     SUBSEQUENT EVENTS

        In January 2002, the Company made a $1.5 million investment in Tissue Informatics, a company that develops automated digital microscopy tissue imaging systems and analysis software to generate novel tissue information.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        Not applicable.

                                 INFORMAX, INC.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 11 - EXECUTIVE COMPENSATION

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this Item is incorporated herein by reference to our definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)      1.      FINANCIAL STATEMENTS:

   The information required by this item is included in Item 8 of Part II of this Form 10-K.


        2.      FINANCIAL STATEMENTS SCHEDULES:

        None.

B)      REPORTS ON FORM 8-K:

        None.

C)      EXHIBITS:

        See Exhibit Index attached. The exhibits listed in the attached Exhibit Index are filed or incorporated by reference as part of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, State of Maryland, on April 1, 2002.


                                 INFORMAX, INC.

                                 By: /s/ ANDREW P. WHITELEY
                                    ---------------------------------
                                    Andrew P. Whiteley
                                    Chairman of the Board of Directors,
                                    Chief Executive Officer and President



   Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the date indicated.


                   SIGNATURE                               TITLE                  DATE
                   ---------                               -----                  ----
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and President
/s/ ANDREW P. WHITELEY                           (Principal Executive
---------------------------------
Andrew P. Whiteley                               Officer)                  April 1, 2002



/s/ JOHN M. GREEN                                Chief Financial Officer
---------------------------------                and Chief Operating
John M. Green                                    Officer                   April 1, 2002
                                                 (Principal Financial
                                                 Officer)

/s/ HARRY D'ANDREA
---------------------------------                Director                  April 1, 2002
Harry D'Andrea

/s/ HOOKS JOHNSTON
---------------------------------                Director                  April 1, 2002
Hooks Johnston

/s/ WEI-WU HE, PH.D.
---------------------------------                Director                  April 1, 2002
Wei-Wu He, Ph.D.

                                INDEX TO EXHIBITS

               EXHIBIT
               NUMBER                                   DESCRIPTION
               ------     ---------------------------------------------------------------
                3.1 (1)   Restated Certificate of Incorporation

                3.2 (6)   Restated Bylaws

                4.1 (1)   Specimen Common Stock Certificate

                4.2 (5)   Rights Agreement dated June 4, 2001 between InforMax, Inc. and
                          American Stock Transfer & Trust Company as Rights Agent.

               10.1 (2)   Amended Equity Incentive Compensation Plan

               10.2 (7)   2001 Employee Stock Option Plan

               10.3 (1)   Amended and Restated Investor Rights Agreement between InforMax,
                          Inc., FBR Technology Venture Partners II, L.P. and Amersham Pharmacia
                          Biotech, Inc. dated August 16, 2000

               10.4 (1)   Non-Preferred Holder Rights Agreement between InforMax, Inc. and each of the Weiss, Peck & Greer entities noted in the Principal Stockholders table dated March 29, 2000

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

               10.10(1)   Letter Agreement between InforMax, Inc. and Management System Designers,
                          Inc. dated July 9, 1999, in connection with services to be provided to the
                          National Center for Biotechnology Information (NCBI), addendum thereto dated November 22, 1999, addendum thereto dated November 22, 1999, addendum dated July 26, 2000, and addendum dated as of September 18, 2000***

               10.11 (3)  Letter Agreement dated October 10, 2000 and Letter Agreement dated
                          November 7, 2000, between InforMax, Inc. and Management System Designers,
                          Inc., amending the Letter Agreement between the parties dated July 9, 1999, as amended***

               10.12 (1)  Technical Services Agreement between InforMax, Inc. and Unisys Corporation dated April 18, 2000 in connection with services to be provided to the
                          National Center for Biotechnology Information (NCBI)***

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

               10.22 (1)  Joinder Agreement between InforMax, Inc. and Gene Fund, LP dated as of September 8, 2000


               10.23 (1)  Employment Agreement between Timothy Sullivan and InforMax, Inc.
                          dated April 1, 1999

               10.24 (3)  Employment Agreement between John Green and InforMax, Inc. dated as of March 2, 2001

               10.25 (3)  Sublease Agreement between Discovery Communications, Inc. and
                          InforMax, Inc. dated as of February 22, 2001

               10.26 (7)  Warrant dated March 8, 2001 to Emerging Technology Partners LLC

               10.27 (7)  Executive Employment Agreement of Andrew Whiteley dated March 13, 2002

               10.28 (7)  Letter Agreement dated February 14, 2002 concerning services of John
                          Green

               10.29 (7)  Employment Letter dated April 8, 1999 between InforMax, Inc. and Richard
                          Melzer

               10.30 (1)  Employment Agreement dated July 14, 2000 between InforMax, Inc. and
                          Vadim Babenko

               10.31 (4)  Amendment No. 1 to Employment Agreement of Vadim Babenko

               10.32 (7)  Separation Agreement and General Mutual Release of All Claims dated
                          October 12, 2001 between InforMax, Inc. and James Bernstein, M.D.

               10.33 (7)  Separation Agreement, General Mutual Release of All Claims and Consulting
                          Agreement dated October 17, 2001 between InforMax, Inc. and Alexander
                          Titomirov, Ph.D.

               10.34 (7)  Employment Letter dated October 18, 2000 between InforMax, Inc. and
                          Stephen Lincoln

               21.1  (7)  Subsidiaries of InforMax, Inc.
               23.1  (3)  Consent of Deloitte & Touche LLP

----------
(1) Incorporated by reference from InforMax, Inc.'s Registration Statement on Form S-1 (333-41194).

(2) Incorporated by reference from InforMax, Inc.'s Registration Statement on Form S-8 (333-51658).

(3) Incorporated by reference from InforMax, Inc.'s 2000 Form 10-K.

(4) Incorporated by reference from InforMax's Form 10-Q filed May 15, 2001.

(5) Incorporated by reference from InforMax's Form 8-K filed on June 7, 2001.

(6) Incorporated by reference from InforMax's Form 10-Q filed November 14, 2001.

(7) Filed herewith.

*** Pursuant to the Commission's Orders granting confidential treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act or 1934, certain confidential portions of this Exhibit were omitted by redaction of text.