Form 10-Q
period 2002-03-31
INFORMAX INC
filed 2002-05-15
CIK 1088724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31577

INFORMAX, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1687783
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

7600 Wisconsin Avenue, 11th Floor, Bethesda, MD	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 747-4000 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The registrant had 25,484,522 shares of common stock outstanding as of May 1, 2002.

INFORMAX, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INFORMAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	At December 31,	At March 31,
	2001	2002

	(Dollars in thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$61,348	$34,610
Investments available for sale	—	22,614
Accounts receivable (net of allowance for doubtful accounts of $557 and $832 for December 31, 2001 and March 31, 2002, respectively)	9,672	5,307
Prepaid expenses and other current assets	1,253	850

Total current assets	72,273	63,381
Property and equipment – net	9,205	8,728
Deposits and other assets	1,333	1,694
Restricted cash	1,667	1,667
Investment in strategic alliance	—	1,500

Total assets	$84,478	$76,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408	$451
Accounts payable to related parties	3	179
Accrued liabilities	4,408	4,116
Borrowings and capital lease obligations – current portion	852	675
Deferred revenue – current portion	4,189	4,416

Total current liabilities	9,860	9,837
Borrowing and capital lease obligations — less current portion	405	300
Deferred revenue — less current portion	1,739	1,688
Other liabilities	29	28

Total liabilities	12,033	11,853
Stockholders’ equity:
Common stock, voting; $.001 par value authorized 100,000 shares; issued and outstanding 24,506 and 25,142 shares for December 31, 2001 and March 31, 2002, respectively	24	25
Additional paid-in capital	107,207	107,018
Deferred compensation	(515)	(81)
Accumulated other comprehensive income	—	(10)
Accumulated deficit	(34,271)	(41,835)

Total stockholders’ equity	72,445	65,117

Total liabilities and stockholders’ equity	84,478	$76,970

See accompanying notes to unaudited condensed consolidated financial statements

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2001	2002

	(Dollars in thousands, except per share amounts)
Revenues:
Software license and customer support	$5,663	$2,775
Professional services	927	950

Total revenues	6,590	3,725

Cost of revenues:
Software license and customer support	518	146
Professional services (1)	469	452

Total cost of revenues	987	598

Gross profit	5,603	3,127
Operating expenses:
Selling	2,776	2,554
General and administrative (2)	5,432	4,043
Research and development (3)	1,978	2,855
Stock-based compensation	267	18
Depreciation and amortization	442	739
Restructuring costs	—	775

Total operating expenses	10,895	10,984

Loss from operations	(5,292)	(7,857)

Other income (expense):
Investment earnings	1,163	320
Interest and other expense	(44)	(27)

Total other income (expense)	1,119	293

Loss before income taxes	(4,173)	(7,564)
Income tax (benefit) expense	—	—

Net loss	(4,173)	(7,564)

Basic and diluted net loss per common share	$(0.21)	$(0.30)

Weighted average common shares outstanding - basic and diluted	20,396,461	25,142,024

(1)	Cost of revenues — professional services includes stock-based compensation of $0.7 and $0 for the three months ended March 31, 2001 and 2002, respectively.

(2)	General and administrative expense excludes stock-based compensation of $265 and $0 for the three months ended March 31, 2001 and 2002, respectively.

(3)	Research and development expense excludes stock-based compensation of $2 and $0 for the three months ended March 31, 2001 and 2002, respectively.

See accompanying notes to unaudited condensed consolidated financial statement

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
	2001	2002

	(Dollars in thousands, except per share amounts)
Net loss	(4,173)	(7,564)
Other comprehensive income (loss) Unrealized gain (loss) on available for sale investments	—	(10)

Comprehensive income (loss)	(4,173)	(7,574)

See accompanying notes to unaudited condensed consolidated financial statements

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months ended
	March 31,
	2001	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,173)	$(7,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	442	739
Loss on disposal of property and equipment	100	15
Expense related to stock options, restricted stock and warrants	267	17
Changes in assets and liabilities:
Accounts receivable	(1,138)	3,954
Prepaid expenses and other current assets	(643)	404
Deposits	301	49
Accounts payable	(282)	219
Accrued liabilities	426	(292)
Deferred revenue	652	176

Cash flows from operating activities	(4,048)	(2,283)

Cash flows from investing activities:
Purchase of available for sale investments	—	(22,624)
Investment in strategic alliance	—	(1,500)
Purchase of property and equipment	(2,918)	(278)

Cash flows from investing activities	(2,918)	(24,402)

Cash flows from financing activities:
Repayments on capital lease obligations	(55)	(69)
Repayments on borrowings	(213)	(213)
Increase in restricted cash	(93)	—
Proceeds from share options exercised	266	228
Proceeds from stock issuance	(119)	1

Cash flows from financing activities	(214)	(53)

Net increase (decrease) in cash and cash equivalents	(7,180)	(26,738)
Beginning cash and cash equivalents	82,656	61,348

Ending cash and cash equivalents	$75,476	$34,610

Supplemental cash flow information:
Cash paid for interest	$39	$7

See accompanying notes to unaudited condensed consolidated financial statements.

INFORMAX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2002

Note 1 – Interim Financial Statements

     The accompanying condensed consolidated financial statements of InforMax, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2002 and 2001, the Company’s financial position at March 31, 2002, and the cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

     In June 2001, the FASB issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have any impact on the Company’s financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retained many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of SFAS No. 144, effective January 1, 2002, had no impact on the Company’s financial position or results of operations.

Note 2 – Investments

Available for sale investments at March 31, 2002 were as follows:

	Adjusted	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

	(in thousands)

Commercial Paper	$2,978	$—	$—	$2,978

United States Government Agencies	19,646	—	(10)	19,636

Total available-for-sale investments – current portion	$22,624	$—	$(10)	$22,614

Preferred Stock	1,500	—	—	1,500

Total available-for-sale investments	$24,124	$—	$(10)	$24,114

The Company’s investments consist primarily of investment-grade marketable debt securities and redeemable convertible preferred stock in strategic alliances, all of which are classified as available-for-sale and recorded at fair value. Current available-for-sale marketable securities are carried at their estimated fair value based on current market quotes. The fair value of redeemable convertible preferred stock in TissueInformatics, Inc., as part of our strategic alliance, is estimated based on current rates for instruments with similar terms, degree of risk and remaining maturities. Unrealized holding gains and losses are recorded, as a separate component of accumulated other comprehensive income.

Note 3 – Commitments and Contingencies

Employment Agreements — Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, three senior executive officers and two officers of the Company have employment agreements that entitle these individuals to specified amounts of severance if such individuals are terminated.

Government Audits — Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. No audits of costs and the related payments have been performed by the various agencies. At March 31, 2002, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Litigation — In the ordinary course of conducting its business, the Company becomes involved in litigation and administrative proceedings.

On November 28, 2001, the Company received notice that Barry S. Kantrowitz initiated a securities class action lawsuit in the United States District Court, Southern District of New York against eight underwriters of the Company’s initial public offering, the Company, and two former executive officers of the Company.

Similar complaints have been filed against approximately 310 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding for pre-trial purposes. A consolidated amended complaint was filed on approximately April 19, 2002. The amended complaint alleges, among other things, that certain of the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as commissions paid to them by the underwriters’ customers) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the IPO. The Company is named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and allegedly manipulative practices. The complaint seeks unspecified damages.

The Company believes that meritorious defenses to these claims are available and intends to vigorously contest and defend against them. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on the Company’s business, financial condition, results of operations or cash flows.

Note 4 – Related Party Transaction

In the quarter ended March 31, 2002 the Company wrote off a related party receivable of $0.2 million.

Note 5 – Restructuring

The Company announced two restructurings of its operations effective January 2002 and May 2002. In connection with these restructurings a $0.78 million charge was recorded in the quarter ended March 31, 2002 and a $0.5 million charge is expected to be recorded in the quarter ending June 30, 2002. The first quarter charge consisted of cash severance and related payroll costs of $0.54 million and legal and other services fees of $0.24 million for over 30 terminated employees. The second quarter charge is expected consist of cash severance and related payroll costs of approximately $0.4 million and legal and outplacement fees of approximately $0.1 million for over 30 terminated employees. Approximately, $0.03 million of the first quarter charge remains unpaid and is included in accrued expenses as of March 31, 2002.

Risk Factors

     Statements in this report that are not strictly historical are “forward-looking” statements, which involve a high degree of risk and uncertainty. Such statements are only predictions, and the actual events or results may differ materially from those projected in such forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, the risks detailed below. These factors and others are more fully described in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002.

We must develop software products that keep pace with rapid technological advances, that are cost effective to produce and for which there is a market growth opportunity. Our inability to produce such products will cause our competitive position to suffer, our products to be less attractive to customers and adversely affect our revenues and results of operations.

     The market for our life science informatics products is in the midst of rapid technological change. Advances in life science research include the expanded use and application of proteomic data and its increasing availability to researchers. In order for us to maintain a competitive position in our industry and develop and market life science informatics software products that are attractive to customers, we must:

•	Continue to enhance the analytical functions, versatility and ease of use of our existing software products;

•	Expand the functions of our existing software products to ensure that they enable researchers to work with new biomolecular data, including proteomic data, in various formats;

•	Continue to be involved with and receive feedback from our customer relating to their life science informatics and discovery needs and preferences; and

•	Develop and introduce new software products and complementary services that meet evolving customer needs and preferences and incorporate new life science and information technology advances.

     Difficulty in our ability to address these factors could result in our informatics software products being unable to keep pace with technological change and the needs and preferences of the evolving market for life science informatics.

     We may not be able to identify in a timely manner important evolving industry standards and may invest considerable financial resources and research and development time in technologies that rapidly become obsolete or for which there is a waning, or no, commercial market.

     We have recently announced a product development strategy that will include a stronger emphasis upon leveraging and building upon our desktop software product. There can be no assurance that these products will be more attractive to customers than the products of our competitors. Even if our products gain market acceptance, they may become obsolete due to our competitors’ introduction of products containing advanced technology, applications and functionality. If we do not keep pace with technological change and produce cost effective software products in growth markets, our competitive position and revenue from software sales would be seriously harmed.

We must add new customers and retain and expand upon existing customer relationships in order to generate revenues to support the growth of our business.

     In order to generate revenues sufficient to support research and development for new products, expanded professional services and continued growth of our business, we must add new customers and retain, and expand upon, our existing customer relationships. These efforts depend significantly upon our successful development of new products, product versions and complementary professional services that respond to the evolving needs of the genomic research community, as well as the success of our sales and marketing efforts. In addition, our ability to avoid a decline in our revenues in 2002 in comparison to 2001 is heavily dependent upon the level of sales of our GenoMax enterprise product. At March 31, 2002, we had 41 customers of our GenoMax product, however we did not close any sales of GenoMax in the quarter ended March 31, 2002. GenoMax sales are significantly dependent upon the enhancement and improvement of our enterprise product and the ability of our sales force to leverage our existing Vector NTI franchise. If we are unable to add revenues from additional or expanded customer relationships, particularly as such revenues relate to GenoMax sales, we may experience a decline in 2002 revenues in comparison to 2001 and the growth of our business could suffer.

If we cannot effectively manage our growth, our future prospects and results of operations would be harmed.

In recent years, we have experienced significant growth in the size of our customer base and the scope of our products and services. During this same period, we have also experienced an increase in our headcount and significant turnover in our senior management personnel. These factors have placed, and will continue to place a significant strain on our management and our administrative, financial and operational systems. Efforts to more efficiently manage the growth of our business or reduce expenses, including restructuring our organization, reducing our headcount, closing offices or reducing or eliminating certain administrative functions, often result in increased near-term expenses. In January 2002, in an effort to streamline our organization and reduce costs, we reduced our headcount by over 30 employees, or approximately 14% of our work force. As a result of this reduction, we incurred an accounting charge of approximately $0.78 million in the first quarter of 2002. In May 2002, in an effort to further streamline our organization and more closely align our resources with our current product delivery strategy we further reduce our headcount by over 30 employees, or approximately 15% of our work force. As a result, we expect to incur an accounting charge of $0.5 million in the second quarter of 2002. Our ability to manage our growth, and our expenses related to this growth, will depend upon the ability of our officers and key employees to continue to implement and improve our operational, administrative and financial control systems and to expand, train and manage our workforce. Our inability to manage this growth effectively would negatively impact our future prospects and results of operations.

We have incurred operating losses in the past resulting in an accumulated deficit and may not achieve or maintain profitability in the future.

     We have incurred operating losses in most periods since our inception. We incurred net losses of approximately $8.0 million for the quarter ended March 31, 2002 and approximately $4.0 million for the quarter ended March 31, 2001. As of March 31, 2002, we had an accumulated deficit of approximately $42.0 million. A considerable portion of our expenses are fixed and consist of contractual obligations related to operating leases, primarily associated with our office space leases. For expense analysis and a discussion of our contractual obligations related to leases see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on April 2, 2002. We expect to invest substantial financial and other resources to:

•	Execute our product development strategy, including the development and introduction of new products and product versions;

•	Expand our professional service offerings; and

•	Consider appropriate acquisitions and strategic relationships.

     As a result, we expect that our expenses will continue to increase. We cannot assure that we will be able to generate sufficient additional revenues from these investments in new products and services in order to achieve profitability. Even if we are able to achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis. Failure to achieve consistent profitability may limit the growth potential of our business and the trading price of our common stock.

The continued enhancement and development of our life science informatics products and related services depend upon the retention of our research and product development group and our ability to recruit, motivate and retain highly skilled research and development personnel.

     The number of technical personnel with experience in the field of life science informatics is limited and competition for qualified employees is intense. In connection with our January and May 2002 headcount reductions, we reduced the size of our research and development staff to 73 employees from 93 employees at December 31, 2001. There can be no assurance that such reductions will not be disruptive to or negatively impact our product development strategy and its implementation. We are also unsure of the effect that such reduction may have on our personnel retention efforts or the continuity of our development efforts. We may not be successful in motivating or retaining our technical employees or recruiting and training additional skilled personnel. The loss of a significant number of employees in our research and product development group, occurring at one instance or over a period of time, could seriously harm our product development and enhancement efforts.

If we are unable to collect receivables from our development stage biotech and life science customers, our operating results may be materially harmed.

     We frequently license our informatics software to smaller, development stage biotech and life sciences customers. Often these customers have a limited, or no operating history and require considerable funding to launch their business. As a result, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are also vulnerable to, and may be impacted by, the current tightening of available credit and general economic slowdown that has occurred in the United States. As a result of these conditions, our customers may be unable to pay, or may delay payment, for software products purchased from us. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $0.8 million for the quarter ended March 31, 2002 compared to $0.3 million for the quarter ended March 31, 2001. Write-offs and difficulties associated with collection of receivables from these customers could materially harm our operating results.

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

     Our software sales have historically been made under perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer’s maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is often recognized at the time of delivery of the software. Under our term arrangements, which typically run one to three years, our customer does not assume ownership of the software at delivery. Instead, customers use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement may be recognized over the term period. As discussed more fully in the revenue section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on April 2, 2002, our ability to recognize software license revenues in a given fiscal quarter will be affected by the mix of perpetual and term contracts entered into during that period.

     Some of our software license arrangements have payment terms that extend past twelve months. As a result, a portion of the revenue from such sales is deferred due to not being able to determine if the fees are fixed and determinable. We do not have sufficient history to overcome the presumption that the fees are fixed and determinable. Of our deferred revenue balance at March 31, 2002, $2.0 million has been deferred on this basis.

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

We expect our results of operations to vary from quarter to quarter in 2002 and future periods as a result of the timing and seasonality of our software sales, particularly our GenoMax sales. These fluctuations make it difficult to evaluate our business, manage our costs and could cause instability in our stock price.

     Our quarterly operating results have varied considerably in the past and we anticipate that our operating results will fluctuate on a quarterly basis in 2002 and in the future as a result of a number of factors, many of which are outside of our control. Factors that may cause our quarterly results to fluctuate include the following:

•	The number and timing of orders for our GenoMax enterprise product;

•	The changes in the level of research and development expenses or public funding for genomic research;

•	The timing of license and other payments received under our agreements and applicable revenue recognition rules;

•	The seasonal fluctuations of software procurement, particularly for life science informatics software;

•	The timing of, commencement, delay, cancellation or completion of our software licensing agreements, strategic relationships and professional service activities;

•	The amount of deferred revenue recognized from software sales in prior periods; and

•	The introduction or cancellation of products and services by our competitors and us.

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

The market for informatics products and services is intensely competitive and evolving and we may not achieve or maintain market leadership for a variety of reasons.

     We face, or expect to face, intense competition from:

•	Third party commercial software and information technology vendors;

•	Informatics developers;

•	Internal informatics departments of some of our customers and potential customers;

     We believe that we compete most often with LION biosciences, Accelerys, Compugen, DNA Star, and Rosetta Inpharmatics (acquired by Merck in 2001). Others, including large, well-established software vendors, could readily enter this market. Many of our competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology. To the extent that we are required to compete aggressively with such organizations as it relates to the pricing of our software products, we may not be able to achieve or maintain the margins historically realized on our software sales.

     In order to remain competitive, we believe that we must continue to expand and enhance the functionality of our informatics software products and respond timely and effectively to evolving industry standards or technology. In an intensely competitive, technology driven business like ours, there is no certainty that market leadership can be obtained or maintained for any sustainable period.

Our sale of life science informatics software products and services could suffer if there are reductions in research and development expenditures of our customers and public funding related to genomic research.

     Sales of our products and services could suffer as a result of reductions in customer research and development expenditures and public funding related to genomic research. State and federal government budgets, including academic and research institutes supported thereby, have experienced an increase in allocations and spending related to genomic research in recent years. We have correspondingly experienced an increase in the number of public institutions among our customer base. Shifting budget priorities, specifically related to recent national defense efforts, could result in the reduction or elimination of certain publicly funded research efforts. Our continued services to the NCBI and sales of our informatics software products to other government and academic institutions could be negatively affected by reductions in such public funding.

Part of our business strategy is to develop strategic relationships with larger life sciences or technology companies, as well as providers of complementary products and services. If we are not successful in doing so, our results of operations could suffer.

     A component of our business strategy is to develop strategic relationships with larger life sciences or technology companies as well as providers of complementary products and services. We believe that through such relationships we can add revenues, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of our life science informatics software products. We have limited experience in engaging in and managing such relationships and have entered into only a few of these strategic relationships. To date, we have not recognized significant revenues as a result of any such relationship. In January 2002, we entered into scientific collaboration with TissueInformatics, Inc. in which we will seek to collaborate on the development and validation of software tools to integrate and analyze genomic and tissue data from digital tissue images. In connection with this collaboration, we invested $1.5 million in TissueInformatics for an approximately 5% ownership interest at the time of our investment. We also received observation rights on the board of directors of TissueInformatics and will serve on their scientific advisory board. We have no prior experience in assessing, making or managing investments in other companies and there can be no assurance that our investment in TissueInformatics will prove to be successful. If we are unable to successfully develop and effectively manage our strategic relationships, including our current investment or similar future investments, we could experience increased costs and distraction of our management team that could harm our results of operations. There can be no assurance that such relationships or collaborations will ever yield the desired financial or competitive results sought by our management.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding our product development strategy, the markets for our products and services, our anticipated revenues and expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the risk factors identified in the preceding “Risk Factors” section, as well as other risks referenced from time to time in our filings with the SEC, including our Annual Report on Form 10-K, filed April 2, 2002. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the SEC on April 2, 2002.

Overview

     We are a leading global provider of informatics software solutions to the life sciences industry. Our software solutions enable more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. As of March 31, 2002, we had more than 32,000 estimated users of our market leading Vector NTI Suite of desktop software applications and had sold 41 GenoMax enterprise platforms. As of March 31, 2002, our customer base included over 1,900 organizations worldwide, including over 800 biotechnology, pharmaceutical and agricultural biotechnology and life science companies, and over 1,100 academic and government research institutions. Our 10 largest customers accounted for approximately 18% and 50% of our total software license revenues for the quarters ended March 31, 2002 and 2001, respectively.

     Since beginning commercial operations in 1993, we have dedicated substantial financial and personnel resources toward the expansion and enhancement of our software product portfolio in an effort to provide customers with the components necessary to achieve a comprehensive High Throughput Research environment. In March 2002, we commercially released Vector NTI Suite 7.1, which includes improved integration with Vector Enterprise, our shared relational database, and support of greater connectivity with Xpression NTI. We anticipate commercially releasing Vector

NTI Suite 8.0 in the third quarter of 2002, which we expect to incorporate certain features and functions useful in the GenoMax environment, and intend to roll out additional enhanced desktop applications beginning in the fourth quarter of 2002. In February 2002, we also commercially released GenoMax 3.3, which includes enhanced features such as increased GenBank data storage, accelerated initial data loading and indexing, improved administrative capabilities and our Gene Expression Analysis II module. GenoMax 3.4, a significant upgrade of our existing product, is currently in the final development stage and is expected to be released late in the second quarter of 2002. We anticipate commercially releasing Vector Enterprise 2.0, our desktop product that incorporates a shared relational database, in the third quarter of 2002. We intend to develop Linux and Oracle versions of our enterprise products in an effort to enhance the flexibility and affordability of our enterprise product to customers. We have recently reviewed our product development strategy and expect that our future product development will include a stronger emphasis in building upon and leveraging our Vector NTI Suite software to develop and market enhanced desktop applications.

     Over the last year, we have experienced significant turnover in our executive management ranks. On March 13, 2002, we announced our hiring of Andrew Whiteley, a member of our Board of Directors and the Vice President of Bioinformatics of Amersham Biosciences Corp., to become our new Chief Executive Officer, President and Chairman of the Board of Directors. Dr. Titomirov, our founder, resigned as our Chief Executive Officer and Chairman upon Mr. Whiteley’s hiring. During the past year we have also endeavored to assess the allocation of resources across our organization, implement tighter cost controls and improve the productivity of our organization. Consistent with our strategy to reduce costs and to establish a high performance organization, in January 2002, we reduced our work force by over 30 employees, or approximately 14% of our full-time staff at the time. As a result, we incurred a charge of approximately $0.78 million, consisting of cash severance and related payroll costs of $0.54 million and legal and other services fees of $0.24 million, in the first quarter of 2002. At March 31, 2002 our headcount was 219 employees, down from 262 employees at December 31, 2001. In an effort to further streamline our organization and better align our resources and cost structure with what we believe to be our near-term market opportunities, we conducted a second work force reduction in May 2002 of over 30 additional employees, or approximately 15% of our full-time staff at the time. We estimate that we will incur a charge of approximately $0.5 million, consisting of cash severance and related payroll costs of approximately $0.4 million and legal and outplacement fees of approximately $0.1 million, in the second quarter of 2002. We believe that these actions will better enable us to conserve our cash position and to focus our organizational efforts on the delivery of new products under our product development strategy.

     We have continued to execute our corporate strategy of evaluating and establishing key alliances and marketing relationships with other leading companies and providers of complementary products and services in an effort to expand the scope of our product offerings and increase market penetration of our software solutions. In January 2002, we entered into a scientific and business collaboration with TissueInformatics, Inc., an innovative provider of imaging and image analysis solutions for pre-clinical and clinical pathology. Under our 3-year collaboration agreement, InforMax and TissueInformatics will apply quantitative tissue data derived from digital tissue images in conjunction with gene expression and protein function data to understand the molecular toxicological effects of pharmaceutically relevant compounds. We will also collaborate with TissueInformatics on the development and validation of software tools to integrate and analyze tissue and genomic data. In addition to our scientific collaboration, we invested $1.5 million in a redeemable convertible preferred stock financing completed by TissueInformatics for an approximately 5% interest in TissueInformatics’ outstanding stock at the time of such financing. We also have observation rights on TissueInformatics’ Board of Directors and will participate on their Scientific Advisory Board.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

     Our revenues for the year ended December 31, 2001 represented a 47% increase over the same period in 2000. Our revenues for the year ended December 31, 2000 represented a 71% increase over the same period in 1999. Our revenues for the quarter ended March 31, 2002 represented a 43% decrease compared to revenues achieved for the same quarter of 2001. As a result of a number of factors, including those set forth below, we anticipate experiencing a decline in revenues, particularly software license revenues, in 2002 compared to 2001. We believe that our decline in first quarter 2002 revenues is primarily attributable to the fact that there were no GenoMax sales during the quarter. While we believe that this primarily resulted from delayed and deferred purchasing decisions by potential customers, and we intend to release GenoMax 3.4 containing significant enhancements to our existing product late in the second quarter of 2002, there can be no assurance that our current product development strategy will not adversely affect our ability to enter into additional GenoMax licenses. Due to the manner in which we recognize revenues from GenoMax sales, a decline in GenoMax sales would result in a considerable reduction in near term revenues, compared to 2002, as well as a reduction in revenues in future quarters as a result of the loss of deferred revenue associated with such sales. By way of example, of our $2.8 million in software license revenue for the quarter ended March 31, 2002, $0.6 million resulted from deferred revenue from GenoMax sales in prior periods. We anticipate recognizing over the next 12 months deferred revenue of $1.7 million from GenoMax sales in prior periods.

     In addition, we have continued to see tightened capital markets, which, among other things, have contributed to a considerable slowdown in software and information technology spending by biotechnology companies. Our ability to grow our revenues depends upon continued growth and availability of capital to biotechnology companies and increased spending by such market participants. We believe that our revenue growth in prior periods, was buoyed, at least partly, by higher than typical spending by biotechnology companies. Government and academic spending on life sciences, however, has remained relatively strong. As a result, we anticipate that a higher concentration of our customers may consist of government and academic life science institutions than in prior periods.

Quarterly Fluctuations

     Our quarterly operating results have historically fluctuated and we anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing, commencement, delay, cancellation or completion of our:

•	Software licensing agreements, particularly relating to GenoMax sales;

•	Product delivery schedules;

•	Strategic relationships; and

•	Professional service activities, including installation and software modification.

     The number and timing of customer orders for our GenoMax enterprise product will cause our results of operations to fluctuate on a near-term basis, compared to 2001, as well as in future periods, due to the level of deferred revenue recognized.

     The manner in which we recognize revenue, in accordance with generally accepted accounting principles, including the way in which revenue recognition relates to our mix of term and perpetual software arrangements in a given quarter, might also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. For our maintenance contracts and professional services, we typically recognize revenues over the term of the contract.

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

Results of Operations

     The following table summarizes our results of operations for the three months ended March 31, 2002, compared to the same period of 2001, as a percentage of our total revenue for the respective period.

	Three Months Ended
	March 31
	2001	2002

Revenues:
Software license and customer support	86%	74%
Professional services	14	26

Total revenues	100	100
Cost of revenues:
Software license and customer support	8	4
Professional services	7	12

Total cost of revenues	15	16
Gross profit	85	84
Operating expenses:
Selling	42	68
General and administrative	83	109
Research and development	30	77
Stock based compensation	4	—
Depreciation and amortization	7	20
Restructuring	—	21

Total operating expenses	166	295

Loss from operations	(81)	(211)
Other income (expense):
Investment earnings	18	9
Interest expense and other	(1)	(1)

Total other income (expense)	17	8

Loss before income taxes	(64)	(203)
Income tax benefit	—	—
Net loss	(64)%	(203)%

Three Months ended March 31, 2002 compared to Three Months ended March 31, 2001

     Revenues. For the quarter ended March 31, 2002, revenues decreased 43% to $3.7 million from $6.6 million in the corresponding period of 2001.

     Software segment sales revenue decreased 51% to $2.8 million for the quarter ended March 31, 2002 from $5.7 million in the corresponding period of 2001. Vector NTI Suite bookings decreased 7% to $3.0 million for the quarter ended March 31, 2002 from $3.2 million in the corresponding period of 2001. Vector NTI Suite sales revenue decreased 25% to $2.2 million for the quarter ended March 31, 2002 from $2.9 million in the corresponding period of 2001. There were no GenoMax bookings for the quarter ended March 31, 2002 compared to $2.9 million for the corresponding period of 2001. GenoMax sales revenue decreased 77% to $0.6 million for the quarter ended March 31, 2002 from $2.8 million in the corresponding period of 2001. We believe our software sales revenue shortfall is attributed primarily to customers delaying purchase decisions for our GenoMax enterprise product as well as reduced spending by and lack of available capital for biotechnology companies.

     Professional services segment revenue increased 3% to $0.95 million for the quarter ended March 31, 2002 from $0.93 million in the corresponding period of 2001. In the first quarter of 2002, services provided to the NCBI under subcontracts accounted for 78% of professional services revenue and 20% of consolidated revenues.

     Cost of Revenues. For the quarter ended March 31, 2002, cost of revenues decreased 39% to $0.6 million from $1.0 million in the corresponding period of 2001.

     Costs of software license and customer support segment revenue decreased 72% to $0.1 million for the quarter ended March 31, 2002 from $0.5 million in the corresponding period of 2001. Costs of software segment revenues include manufacturing costs incurred on an as needed basis, cost of product resale, cost of shipping products, and providing customer support. Reduction in costs of software license and customer support is primarily attributed to reduced expenses associated with our January 2002 work force reduction and efforts to implement tighter costs controls initiated in 2001.

     Costs of professional services segment revenues decreased 4% to $0.45 million for the quarter ended March 31, 2002 from $0.47 million in the corresponding period of 2001. Costs of professional services segment revenues consist primarily of salaries, benefits, and related expenses of our professional services personnel. We expect the cost of professional services to increase substantially as we increase our infrastructure to expand our professional service to include contract development opportunities and value-added consulting services related to bioinformatics technology, including IT customization and implementation services and collaborative discovery.

     Selling Expenses. For the three months ended March 31, 2002, selling expenses decreased 8% to $2.6 million from $2.8 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our sales force headcount. Overall sales headcount for the quarter ended March 31, 2002 was 52 compared to 66 in the corresponding period in 2001.

     General and Administrative Expenses. For the three months ended March 31, 2002, general and administrative expenses decreased 26% to $4.0 million from $5.4 million in the corresponding period of 2001. Overall general and administrative headcount for the quarter ended March 31, 2002 was 41 compared to 54 in the corresponding period in 2001.

     Research and Development Expenses. For the three months ended March 31, 2002, research and development expenses increased 44% to $2.9 million from $2.0 million in the corresponding period of 2001. This increase is primarily due to increased compensation expense, which includes accrued bonuses. Overall research and development headcount for the quarter ended March 31, 2002 was 99 compared to 96 in the corresponding period in 2001.

     Stock Based Compensation. For the three months ended March 31, 2002, stock based compensation expenses decreased 93% to $0.02 million from $0.3 million in the corresponding period of 2001. The decrease is a result of terminated employees that had been granted discounted stock options in prior periods. The related unamortized deferred compensation was adjusted through deferred compensation and additional paid in capital.

     Depreciation and Amortization. For the three months ended March 31, 2002, depreciation and amortization expenses increased 67% to $0.7 million from $0.4 million in the corresponding period of 2001. The increase reflects the depreciation related to the building out of our new headquarter office space and expansion of our network infrastructure.

     Other Income (Expense). For the three months ended March 31, 2002, other income decreased 72% to $0.3 million from $1.2 million in the corresponding period of 2001. The decrease is primarily due to a decrease in interest rates and a decrease in our cash balance.

     Net Loss. We incurred a net loss of $8.0 million for the three months ended March 31, 2002, compared with a net loss of $4.2 million for the three months ended March 31, 2001. Net loss in the quarter was primarily attributable to the decrease in software sales revenue in the quarter.

Liquidity and Capital Resources

     At March 31, 2002, we had $34.6 million in cash and cash equivalents, and $22.6 million in available for sale investments. Our available for sale investments include commercial paper and United States Government securities. At March 31, 2001 we had $75.5 million in cash and cash equivalents. Net cash used in financing activities was $0.05 million for the quarter ended March 31, 2002 compared to net cash provided by financing activities of $0.2 million for the comparable period in 2001.

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

     During the quarters ended March 31, 2002 and 2001, we generated $8.2 million and $7.3 million of cash receipts from operating activity, respectively. Gross cash used by operations for the quarter ended March 31, 2002 was $10.5 million compared to $11.2 million for the quarter ended March 31, 2001. The net decrease in cash disbursements relates primarily to infrastructure expenses associated with the relocation of our headquarters office during the quarter ended March 31, 2001.

     Net cash used in investing activities was $24.4 million for the quarter ended March 31, 2002 compared to net cash used in investing activities of $2.9 million for the comparable period in 2001. This increase is primarily due to our investment of cash in available for sale investments, which include commercial paper and United States Government securities. In January 2002, we also entered into a scientific and business collaboration with TissueInformatics, Inc., an innovative provider of imaging and image analysis solutions for pre-clinical and clinical pathology. In addition to our scientific collaboration, we invested $1.5 million in a redeemable convertible preferred stock financing completed by TissueInformatics for an approximately 5% interest in TissueInformatics’ outstanding stock at the time of such financing.

     At March 31, 2002, approximately $475,000 remained outstanding and payable under our equipment line of credit with PNC Bank, NA. Amounts outstanding under the equipment line of credit accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003. We have pledged our personal property, including our equipment, trademarks and accounts receivable, to PNC Bank as security for any amounts owed by us under these facilities. We are generally restricted from incurring additional indebtedness without the consent of PNC Bank.

We must also maintain various financial covenants, including minimum cash balance and certain financial ratios. In addition, we may not declare or pay dividends or make any distribution with respect to any equity security during the term of the loan agreement without the consent of PNC Bank.

Related Party Transaction

     In 2001, we recognized approximately $500,000 in revenue under a perpetual software license agreement under which we granted a nonexclusive, nontransferable license for our GenoMax enterprise product and certain modules thereof to Pluvita Corporation. Pluvita Corporation pays the license fees in monthly installments over a one-year term. Dr. Alexander Titomirov, our former Chief Executive Officer and Chairman, was the Chairman and a significant stockholder of Pluvita Corporation at the time of the transaction. Mr. Hooks Johnston, one of our directors, was a managing director of FBR Technology Venture Partners, a venture capital investment firm, at the time of this transaction. An affiliate of FBR Technology Venture Partners was a stockholder of Pluvita, and another managing director of FBR Technology Venture Partners was a director of Pluvita, at the time of this transaction. In 2002, Pluvita defaulted on their payment obligations under this license agreement. We no longer believe that the remaining balance of approximately $0.2 million is collectible and therefore we have removed the remaining amount from our accounts receivable balance.

Quantitative and Qualitative Disclosures of Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our initial public offering proceeds and any investment portfolio. Our exposure to changes in interest rates also relates to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at March 31, 2001 and 2002. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense. All sales to foreign-based customers are invoiced and paid in U.S. Dollars. We do not believe that we are exposed to any material foreign currency exchange rate risk.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 28, 2001, we received notice that Barry S. Kantrowitz initiated a securities class action lawsuit in the United States District Court, Southern District of New York against eight underwriters of our initial public offering, InforMax, Inc. and two of our former executive officers.

     Similar complaints have been filed against approximately 310 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding for pre-trial purposes. A consolidated amended complaint was filed on approximately April 19, 2002. The amended complaint alleges, among other things, that certain of the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as commissions paid to them by the underwriters’ customers) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to the IPO. We are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and allegedly manipulative practices. The complaint seeks unspecified damages.

     We believe that meritorious defenses to these claims are available and intend to vigorously contest and defend against them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of March 31, 2002, we have used approximately $24.0 million of the net offering proceeds of our initial public offering toward consideration of certain strategic relationships and collaboration opportunities, the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to our research and development and sales and marketing teams. We have placed the remaining net proceeds from the offering principally in money market funds as well as other interest bearing, investment-grade securities. We expect to use net proceeds to expand our research and development and sales and marketing efforts, implement our product development strategy, launch our expanded professional services as well as for working capital and general corporate purposes. We also expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of May 2002.

INFORMAX, INC

By: /s/ Andrew P. Whiteley Andrew P. Whiteley Chairman of the Board, Chief Executive Officer and President

By: /s/ John M. Green John M. Green Chief Operating Officer and Chief Financial Officer