Form 10-Q/A
period 2002-03-31
INFORMAX INC
filed 2002-05-21
CIK 1088724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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
ASSETS
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

Note 6 – Segment Information

The Company has two reportable segments, professional services and software.

The principal products in the software segment are Vector NTI Suite and our GenoMax enterprise platform. Software segment revenues are generated from software license fees and maintenance fees. The Company’s professional services segment consists of services rendered under government subcontracts with NCBI and provided to software customers including installation, training and customization of our software products.

Segment data includes an allocation of all general and administrative expenses to each of its operating segments based on each segment’s proportionate share of salary expense.

The table below presents reported segment amounts in thousands for the quarters ended March 31, 2001 and 2002.

	PROFESSIONAL
	SERVICES	SOFTWARE	TOTAL

Quarter ended
March 31, 2001
Revenue	927	5,663	6,590
Loss from Operations	(2,835)	(2,457)	(5,292)
Quarter ended
March 31, 2002
Revenue	950	2,775	3,725
Loss from Operations	(2,999)	(4,858)	(7,857)

The difference between loss from operations and net loss is attributable to investment earnings, interest expense and other expense totaling, $1,119 and $293 for the three months ended March 31, 2001 and 2002, respectively.

The table below presents asset allocation of reported segment amounts in thousands for December 31, 2001 and March 31, 2002.

	DECEMBER 31, 2001	MARCH 31, 2002

Allocable Assets
Professional Services	656	743
Software	10,224	4,564
Non-Allocable Assets	73,598	71,663

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of May 2002.

INFORMAX, INC

By: /s/ Andrew P. Whiteley Andrew P. Whiteley Chairman of the Board, Chief Executive Officer and President