Form 10-Q
period 2002-06-30
INFORMAX INC
filed 2002-08-14
CIK 1088724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

The registrant had 25,833,502 shares of common stock outstanding as of August 1, 2002.

INFORMAX, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2001	2002

	(dollars in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$61,348	$25,896

Investments available for sale (consists of commercial paper and United States government agencies debt securities)	—	25,790

Accounts receivable (net of allowance for doubtful accounts of $557 and $822 for December 31, 2001 and June 30, 2002, respectively)	9,672	4,229

Prepaid expenses and other current assets	1,253	1,018

Total current assets	72,273	56,933

Property and equipment – net	9,205	8,314

Deposits and other assets	1,333	1,225

Restricted cash	1,667	1,667

Investment in strategic alliance	—	1,500

Total assets	$84,478	$69,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$408	$508

Accounts payable to related parties	3	—

Accrued liabilities	4,408	4,381

Borrowings and capital lease obligations – current portion	852	517

Deferred revenue – current portion	4,189	3,742

Total current liabilities	9,860	9,148

Borrowings and capital lease obligations – less current portion	405	215

Deferred revenue – less current portion	1,739	1,517

Other liabilities	29	—

Total liabilities	12,033	10,880

Stockholders’ equity:

Common stock, voting: ($.001 par value authorized 100,000,000 shares; issued and outstanding 24,505,566 and 25,766,376 shares for December 31, 2001 and June 30, 2002, respectively)	24	26

Additional paid-in capital	107,207	107,118

Deferred compensation	(515)	(57)

Accumulated other comprehensive income	—	48

Accumulated deficit	(34,271)	(48,376)

Total stockholders’ equity	72,445	58,759

Total liabilities and stockholders’ equity	$84,478	$69,639

See accompanying notes to unaudited condensed consolidated financial statements.

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(dollars in thousands, except per share amounts)
Revenues:

Software license and customer support	$6,581	$2,847	$12,187	$5,622

Professional services	987	930	1,971	1,880

Total revenues	7,568	3,777	14,158	7,502

Cost of revenues:

Software license and customer support	450	149	969	295

Professional services	498	407	966	859

Total cost of revenues	948	556	1,935	1,154

Gross profit	6,620	3,221	12,223	6,348
Operating expenses:

Selling (1)	2,898	1,864	5,674	4,418

General and administrative (2)	4,852	4,475	10,284	8,518

Research and development	2,622	2,316	4,601	5,171

Stock based compensation	396	18	663	35

Depreciation and amortization	565	749	1,007	1,489

Restructuring	—	550	—	1,325

Total operating expenses	11,333	9,972	22,229	20,956

Loss from operations	(4,713)	(6,751)	(10,006)	(14,608)

Other income (expense):

Investment earnings	856	256	2,019	576

Interest and other expense	(39)	(45)	(83)	(73)

Total other income (expense)	817	211	1,936	503

Loss before income taxes	(3,896)	(6,540)	(8,070)	(14,105)

Income tax benefit	—	—	—	—

Net loss	$(3,896)	$(6,540)	$(8,070)	$(14,105)

Basic and diluted net loss per common share	$(.17)	$(.26)	$(.38)	$(.56)

Weighted average common shares outstanding – basic and diluted	22,474,514	25,502,454	21,441,228	25,323,234

(1)	Selling expense excludes stock-based compensation of $0.2, $0, $0.2 and $0 for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively.
(2)	General and administrative expense excludes stock-based compensation of $0.2, $0, $0.5 and $0 for the three months ended June 30, 2001 and 2002 and the six months ended June 30, 2001 and 2002, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2002	2001	2002

	(dollars in thousands)
Net loss	$(3,896)	$(6,540)	$(8,070)	$(14,105)

Other comprehensive loss

Unrealized gain (loss) on investments available for sale	—	60	—	50

Currency translation adjustments	—	(2)	—	(2)

Comprehensive loss	(3,896)	(6,482)	(8,070)	(14,057)

See accompanying notes to unaudited condensed consolidated financial statements.

INFORMAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,

	2001	2002

	(dollars in thousands)
Cash flows from operating activities:

Net loss	$(8,070)	$(14,105)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	1,007	1,489

Loss on disposal of property and equipment	137	30

Expense related to stock options, restricted stock and warrants	508	27

Changes in assets and liabilities:

Accounts receivable	(3,684)	5,503

Prepaid expenses and other current assets	22	237

Deposits	483	47

Accounts payable	224	97

Accrued liabilities	412	(56)

Deferred revenue	1,352	(669)

Cash flows from operating activities	(7,609)	(7,400)

Cash flows from investing activities:

Purchase of available for sale investments	—	(25,742)

Investment in strategic alliance	—	(1,500)

Purchase of property and equipment	(5,112)	(628)

Proceeds from disposal of property and equipment	5	—

Cash flows from investing activities	(5,107)	(27,870)

Cash flows from financing activities:

Repayments of capital lease obligations	(123)	(138)

Repayments on borrowings	(427)	(387)

Increase in restricted cash	(93)	—

Proceeds from share options exercised and warrants issued	1,176	342

Proceeds from common stock issuance, net of offering costs	(119)	1

Cash flows from financing activities	414	(182)

Net decrease in cash and cash equivalents	(12,302)	(35,452)

Beginning cash and cash equivalents	82,656	61,348

Ending cash and cash equivalents	70,354	25,896

Supplemental information on non cash investing and financing transactions:

Purchase of equipment through capital lease obligations	$738	$—

Supplemental cash flow information:

Cash paid for interest	$69	$14

See accompanying notes to unaudited condensed consolidated financial statements.

INFORMAX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED JUNE 30, 2002

Note 1 — Interim Financial Statements

The accompanying condensed consolidated financial statements of InforMax, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2002 and 2001, the Company’s financial position at June 30, 2002, and the cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retained many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of SFAS No. 144, effective January 1, 2002, had no impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity 11.” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of implementing SFAS No. 146.

Note 2 — Investments

Available for sale investments at June 30, 2002 were as follows:

		Gross	Gross
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
Commercial Paper	$5,976	$—	$(15)	$5,961

United States government

agencies debt securities	19,764	65	—	19,829

Total investments available for sale current portion	25,740	65	(15)	25,790

Preferred Stock	1,500	—	—	1,500

Total investments available for sale	$27,240	$65	$(15)	$27,290

The Company’s investments consist primarily of investment-grade marketable debt securities and redeemable convertible preferred stock acquired in connection with a strategic alliance, all of which are classified as available for sale and recorded at fair value. Current investments in available for sale marketable securities are carried at their estimated fair value based on current market quotes. The fair value of redeemable convertible preferred stock in TissueInformatics, Inc., acquired in connection with our strategic alliance, is estimated based on current rates for instruments with similar terms, degree of risk and remaining maturities. Unrealized holding gains and losses are recorded, as a separate component of accumulated other comprehensive income.

Note 3 — Commitments and Contingencies

Employment Agreements — Certain employees have employment agreements that entitle them to two weeks of severance in case of termination. In addition, three senior executive officers and two officers of the Company have employment agreements that entitle these individuals to specified amounts of severance if such individuals are terminated by the Company or terminate their employment for reasons specified in such agreements.

Government Audits — Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. No audits of costs and the related payments have been performed by the various agencies. At June 30, 2002, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Litigation — In the ordinary course of conducting its business, the Company is involved in litigation and administrative proceedings.

In November 2001, we and two of our former officers, as well as the underwriters of our initial public offering, were named as defendants in a securities class action lawsuit in the U.S. District Court for the Southern District of New York.

Similar complaints have been filed against approximately 310 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding for pre-trial purposes. A consolidated amended complaint was filed on April 19, 2002. The amended complaint alleges, among other things, that certain of the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as commissions paid to them by the underwriters’ customers) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the initial public offering. The Company is named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and allegedly manipulative practices. The complaint seeks unspecified damages.

The Company and its former chairman are also parties to lawsuits claiming that the Company failed to honor alleged agreements to pay a commission and other consideration, including shares of pre initial public offering common stock, for an introduction to a venture capital firm and services rendered.

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

Note 4 — Restructuring

The Company announced two restructurings of its operations effective January 2002 and May 2002. In connection with these restructurings, a $0.78 million charge was recorded in the quarter ended March 31, 2002 and a $0.55 million charge was recorded in the quarter ended June 30, 2002. The first quarter charge consisted of cash severance and related payroll costs of $0.54 million, and legal and outplacement fees of $0.24 million in connection with our termination of approximately 30 employees. The second quarter charge consists of cash severance and related payroll costs of approximately $0.29 million and legal and outplacement fees of approximately $0.26 million in connection with our termination of approximately 30 employees. Approximately, $0.1 million of the first quarter charge remains unpaid and is included in accrued expenses as of June 30, 2002 and approximately $0.3 million of the second quarter charge remains unpaid and is included in accrued expenses as of June 30, 2002.

Note 5 — Segment Information

The Company has two reportable segments: software and professional services.

The principal products in the software segment are our Vector NTI Suite and our GenoMax enterprise platform. Software segment revenues are generated from software license fees and maintenance fees. Our professional services segment consists of services rendered under our government subcontracts with NCBI and those services provided to our software customers including installation, training and customization of our software products.

Segment data includes an allocation of all general and administrative expenses to each of the operating segments based on each segment’s proportionate share of salary expense.

The table below presents reported segment amounts in thousands for the three and six months ended June 30, 2001 and 2002.

	Professional
	Services	Software	Total

Quarter ended June 30, 2001:

Revenue	987	6,581	7,568

Income (Loss) from Operations	(2,933)	(1,780)	(4,713)

Quarter ended June 30, 2002:

Revenue	930	2,847	3,777

Income (Loss) from Operations	(3,118)	(3,633)	(6,751)

	Professional
	Services	Software	Total

Six months ended June 30, 2001:

Revenue	1,971	12,187	14,158

Income (Loss) from Operations	(5,711)	(4,295)	(10,006)

Six months ended June 30, 2002:

Revenue	1,880	5,662	7,502

Income (Loss) from Operations	(6,080)	(8,528)	(14,608)

The difference between loss from operations and net loss is attributable to investment earnings, interest expense and other expense totaling, $0.8, $0.2, $1.9 and $0.5 for the three months ended June 30, 2001 and 2002, and the six months ended June 30, 2001 and 2002 respectively.

The table below presents asset allocation of reported segment amounts in thousands at December 31, 2001 and June 30, 2002.

	December 31, 2001	June 30, 2002

Allocable Assets:

Professional Services	656	792

Software	10,224	3,438

Non-Allocable Assets	73,598	65,409

Note 6 — Related Party Transaction

In the quarter ended March 31, 2002 the Company wrote off a related party receivable of $0.2 million.

Note 7 – Software Development Costs

In April 2002, the Company and a software firm entered into an agreement to develop software and associated materials related to the Macintosh version of our Vector NTI software suite, which is scheduled for release in the third quarter of 2002. The cost of development is expected to be approximately $0.4 million over the next six months. At June 30, 2002, the Company had capitalized $0.1 million in software product technology costs associated with the arrangement.

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

We must develop software products that keep pace with rapid technological advances, that are cost effective to produce and for which there is a market growth opportunity. Our inability to produce such products will cause our competitive position and software revenues to be seriously harmed.

         The market for our life science informatics products is in the midst of rapid technological change. Advances in life science research include the expanded use and application of proteomic data and its increasing availability to researchers. In order for us to maintain a competitive position in our industry and develop and market life science informatics software products that are attractive to customers, we must:

•	Develop and introduce new software products and complementary services that meet evolving customer needs and preferences and incorporate new life science and information technology advances;

•	Expand the functionality of our existing software products to ensure that they enable researchers to work with new biomolecular data, including proteomic data, in various formats;

•	Incorporate on a continuous basis, feedback from our customers relating to their life science informatics and discovery needs and preferences; and

•	Enhance on a continuous basis the analytical functions, versatility and ease of use of our existing software products.

         Difficulty in our ability to address these factors could result in our informatics software products being unable to keep pace with technological change and the needs and preferences of the evolving market for life science informatics.

         We also may not be able to identify in a timely manner important emerging industry standards and we may invest considerable financial resources and research and development time in technologies that rapidly become obsolete or for which there is a waning, or no, commercial market.

         We have recently announced a new product development strategy that will include a stronger emphasis on leveraging and building upon our Vector NTI Suite franchise and developing enhanced applications. We anticipate increased research and development expenses related to the implementation of our new strategy. There can be no assurance that these new products or product versions will be more attractive to customers than the products of our competitors or that revenues, if any, received in connection with these new products will support the expenditures incurred. Even if our products gain market acceptance, they may become obsolete due to our competitors’ introduction of products containing advanced technology, applications and functionality. If we do not keep pace with technological change and we fail to produce cost effective software products in growth markets, our competitive position and revenue from software sales would be seriously harmed.

We must add new customers and retain and expand upon existing customer relationships in order to generate revenues to support our research and development expenditures and future growth of our business.

         In order to generate revenues sufficient to support research and development expenditures for the implementation of our new product development strategy and the introduction of new products, we must add new customers and retain, and expand upon, our existing customer relationships. Growth of our business depends significantly upon our successful development of new products, product upgrades and complementary professional services, and their support by effective sales and marketing efforts. In addition, our ability to avoid a considerable decline in our revenues in 2002 in comparison to 2001 is heavily dependent upon the level of sales of our GenoMax enterprise product. At June 30, 2002, we had 43 customers of our GenoMax product, having added two new customers in the second quarter of 2002 and no new customers in the first quarter of 2002. GenoMax sales are significantly dependent upon the enhancement and improvement of our enterprise product and the ability of our sales force to leverage our existing Vector NTI franchise to cross-sell GenoMax. If we are unable to add revenues from new or expanded customer relationships, particularly as such revenues relate to GenoMax sales, we will experience a considerable decline in 2002 revenues in comparison to 2001. We may also not generate revenues sufficient to support our planned research and development effort and the growth of our business could suffer.

The trading price of our common stock may fluctuate widely.

         The trading price of our common stock has experienced significant fluctuations, from a high sales price of $14.69 in 2001 to a low sales price of $0.59 through August 1, 2002. The trading price of our common stock may continue to fluctuate widely as a result of a large number of factors, many of which are beyond our control including:

•	Announcements of technological innovations, new customers or strategic relationships by our competitors or us;

•	Changes in research and development and government spending on genomic research;

•	Failure to meet previously announced guidance or analysts’ expectations of our quarterly results;

•	Period to period fluctuations in our financial results; and

•	General economic and other external factors.

The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies involved in the software and biotechnology industries, which have often been unrelated to the operating performance of these companies. As a result of these fluctuations, you may not be able to sell your common stock at a price above your purchase price.

Our common stock may be delisted from the Nasdaq National Market. Delisting would result in a limited public market for our common stock and would make obtaining future equity financing more difficult for us.

         Our common stock is currently listed on the Nasdaq National Market. In connection with such listing, we are subject to financial and market related tests and other qualitative standards established by Nasdaq to maintain our listing.

         We currently are not in compliance with the $1.00 minimum bid price listing requirement for continued listing on the Nasdaq National Market and have been notified by Nasdaq that we have until October 29, 2002 to demonstrate a closing bid price of at least $1.00 per share or more for a minimum of ten consecutive trading days. If we fail to meet Nasdaq’s continued listing requirements by October 29, 2002, we may be delisted from the Nasdaq National Market. We are considering several options to regain compliance with the Nasdaq National Market listing requirements, as well as an application for a voluntary transfer of trading of our common stock to Nasdaq’s SmallCap Market. If our common stock is delisted from Nasdaq, trading of our common stock would thereafter have to be conducted in the over-the-counter market in the so-called “pink sheets” or on the electronic bulletin board of the National Association of Securities Dealers, Inc. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. We may also lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock or provide information about us. Delisting would also make obtaining future equity financing more difficult for us.

If we cannot effectively manage changes to our business and the level of our growth, our future prospects and results of operations would be harmed.

         In prior years, we experienced significant growth in the size of our customer base and the scope of our products and services. During this same period, we also experienced an increase in our headcount and significant turnover in our senior management personnel. These factors have placed, and will continue to place a significant strain on our management and our administrative, financial and operational systems. By way of example, in connection with the significant growth of our headcount and operations in prior periods, we entered into office space leases to accommodate these needs. Subsequently as a result of our restructuring efforts, certain portions of our office space are under-utilized and we are seeking to sublease some of this office space to offset a portion of our fixed costs associated with such leases. Efforts to more efficiently manage the growth of our business or reduce expenses, including restructuring our organization, reducing our headcount, closing offices or reducing or eliminating certain administrative functions, often result in increased near-term expenses. In January 2002, in an effort to streamline our organization and reduce costs, we reduced our headcount by over 30 employees, or approximately 14% of our work force. As a result of this reduction, we incurred an accounting charge of approximately $0.78 million in the first quarter of 2002. In May 2002, in an effort to further streamline our organization and more closely align our resources with our new product development strategy, we further reduced our headcount by over 30 employees, or approximately 15% of our work force. As a result, we incurred an accounting charge of $0.6 million in the second quarter of 2002. Our ability to manage changes to our business and the level of our growth, as well as related expenses, will depend upon the ability of our officers to continue to implement and improve our development, operational, administrative and financial control systems and to train and manage our workforce. Our inability to manage these changes effectively would negatively impact our future prospects and results of operations.

We have incurred operating losses in the past resulting in an accumulated deficit and may not achieve or maintain profitability in the future.

         We have incurred operating losses in most periods since our inception. We incurred net losses of approximately $6.5 million for the quarter ended June 30, 2002 and approximately $4.0 million for the quarter ended June 30, 2001. As of June 30, 2002, we had an accumulated deficit of approximately $48.0 million. Our recent increase in net loss is primarily attributable to significantly reduced software sales and changing market dynamics affecting the potential purchasers of our products. We do not anticipate that our revenues for 2002 will return to the level achieved in 2001 and net losses are likely to continue in the near term. Moreover, a considerable portion of our expenses are fixed and consist of contractual obligations related to operating leases, primarily associated with our office space leases. For expense analysis and a discussion of our contractual obligations related to leases see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In addition, we expect to invest substantial financial and other resources to:

•	Execute our product development strategy, including the development and introduction of new products and product versions;

•	Consider appropriate acquisitions and strategic relationships.

         We cannot assure that we will be able to generate sufficient additional revenues from these investments in new products to match the expenses associated with such endeavors. There is no assurance that our product development efforts will enable us to achieve or maintain profitability. Even if we are able to achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis. Failure to achieve consistent profitability may limit the growth potential of our business and the trading price of our common stock.

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

         We believe that we compete most often with LION biosciences, Accelerys, Compugen, DNA Star, and Rosetta Inpharmatics (acquired by Merck in 2001). Others, including large, well-established software vendors, could readily enter this market. Many of our competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology. To the extent that we are required to compete aggressively with such organizations as it relates to the pricing of our software products, we may not be able to achieve or maintain the margins historically realized on our software sales and our competitive position and software sales revenue would suffer.

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

         The number of technical personnel with experience in the field of life science informatics is limited and competition for qualified employees is intense. In connection with our January and May 2002 headcount reductions, we reduced the size of our research and development staff to 73 employees at June 30, 2002 from 93 employees at December 31, 2001. There can be no assurance that such reductions will not be disruptive to or negatively impact our product development strategy and its implementation. We are also unsure of the effect that such reductions may have on our personnel retention efforts or the continuity of our development efforts. We may not be successful in motivating or retaining our technical employees or recruiting and training additional skilled personnel. The loss of a significant number of employees in our research and product development group, occurring at one instance or over a period of time, could seriously harm our product development and enhancement efforts.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to retain and hire personnel.

         In connection with our effort to streamline operations, reduce costs and better align our resources with perceived market opportunities, we restructured our organization and reduced our workforce twice in the first half of 2002. We terminated over 30 employees in each of January 2002 and May 2002. These cost containment efforts may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful implementation of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our research and development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

If we are unable to collect receivables from our development stage biotech and life science customers, our operating results may be materially harmed.

         We frequently license our informatics software to smaller, development stage biotech and life sciences customers. Often these customers have a limited, or no, operating history and require considerable funding to launch their business. As a result, transactions with these customers carry a higher degree of financial risk. Our customers, particularly our development stage customers, are also vulnerable to, and may be impacted by, the current tightening of available credit and the general economic slowdown that has occurred in the United States. As a result of these conditions, our customers may be unable to pay, or may delay payment, for software products purchased from us. If we are not able to collect such amounts, we may be required to write-off significant accounts receivable and recognize bad debt expense. We recorded a provision for doubtful accounts of $0.8 million for the quarter ended June 30, 2002 compared to $0.3 million for the quarter ended June 30, 2001. Write-offs and difficulties associated with collection of receivables from these customers could materially harm our operating results.

Revenue recognition rules applicable to software may require that we defer recognizing revenues under certain licenses until quarters after licenses are executed or fees are received. This can cause our quarterly results to fluctuate substantially.

         We may not be able to recognize revenue associated with a particular software license in the same quarter in which we enter into the agreement or in which we collect licensing fees. Under some of our licenses, we must deliver to a customer an enhanced product version or additional module, and therefore, we must defer recognizing any payments previously received until delivery of all contract elements are made. If we are unable to release future modules as scheduled, we will be required to defer the recognition of a significant amount of revenues to quarters after those quarters in which we collect licensing fees.

         Our software sales have historically been made under perpetual and term license agreements. Under perpetual arrangements, the customer assumes ownership of the software, and upgrades and enhancements are available provided that the customer’s maintenance agreement is current. The revenue related to the software element under a perpetual arrangement is often recognized at the time of delivery of the software. Under our term arrangements, which typically run one to three years, our customers do not assume ownership of the software at delivery. Instead, customers use the software over the term period and are required to return it upon the non-renewal of the term arrangement. The revenue related to the software element under the term arrangement may be recognized over the term period. As discussed more fully in the revenue section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K filed with the SEC on April 2, 2002, our ability to recognize software license revenue in a given fiscal quarter will be affected by the mix of perpetual and term contracts entered into during that period.

         Some of our software license arrangements have payment terms that extend past twelve months. As a result, a portion of the revenue from such sales is deferred due to our being unable to determine if the fees are fixed and determinable. We do not have sufficient history to overcome the presumption that the fees are fixed and determinable. Based on our deferred revenue balance at June 30, 2002, $3.0 million has been deferred on this basis.

         Expenses associated with software licenses, unlike revenues, are not typically deferred. The manner in which we recognize revenue, in accordance with the revenue recognition rules applicable to software under generally accepted accounting principles, may therefore cause us to incur a disproportionate amount of expense related to the software revenue that may be recognized, and, as a result, our quarterly operating results can fluctuate substantially. In connection with our new product development strategy, we may incur higher near term development expenses while revenue, if any, recognized from sales of new products and product versions may be deferred until later periods.

Our sale of life science informatics software products and services would further suffer if there are additional or prolonged reductions in research and development expenditures among our commercial customers and potential customers and if public funding related to life sciences research decline.

         Sales of our products and services have suffered as a result of recent reductions in research and development expenditures among our commercial customers and potential customers. State and federal government budgets, including academic and research institutes supported thereby, however, have experienced an increase in allocations and spending related to genomic research in recent years. As a result of the tightening of the capital markets and slowdown in technology spending among commercial life sciences companies, we have experienced an increase in the number of public institutions that make up our customer base. These institutions that often rely heavily on public funding represent an increasing portion of our software sales revenue. Shifting government budget priorities, specifically related to recent national defense and homeland security efforts, could result in the reduction or elimination of certain publicly funded research efforts. Our continued services to the NCBI, for example, could be negatively affected by reductions in such public funding. Our sale of life science informatics software products and services would further suffer if there are additional or prolonged reductions in research and development expenditures among our commercial customers and potential customers and if public funding related to life sciences research were to decline.

We may consider acquisitions or strategic investments. We have limited experience with these activities and the costs associated with and distractions that may arise pursuing these activities could harm our future growth, results of operations and financial condition.

         We may consider acquiring businesses, technologies or products, that we believe are a strategic fit with our business and strategy. We only have limited experience with these activities and our assessment of such opportunities could cause us to incur increased expenditures. If appropriate opportunities become available, we could also issue additional equity securities, which would dilute current stockholders’ ownership, or incur substantial debt to finance such transactions. Financing any acquisitions or strategic investments could also result in a negative impact on our financial condition. We may have difficulties integrating the businesses, products, technologies or personnel involved in any acquisition or strategic investment. Our integration efforts may result in significant expenditures of operating, financial and management resources, which could materially and adversely affect our business. Acquisitions involve many other risks, including the potential loss of key employees or customers, the assumption of significant liabilities, and the amortization of the intangible assets of acquired companies. As a result of these and other risks, any acquisitions or strategic investments may ultimately have a negative impact on the growth of our business, results of operations and financial condition.

Part of our business strategy is to develop strategic relationships with larger life sciences or technology companies, as well as providers of complementary products and services. If we are not successful in doing so, our results of operations could suffer.

         A component of our business strategy is to develop strategic relationships with larger life sciences or technology companies as well as providers of complementary products and services. We believe that through such relationships we can add revenues, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of our life science informatics software products. We have limited experience in engaging in and managing such relationships and have entered into only a few of these strategic relationships. To date, we have not recognized significant revenues as a result of any such relationship. In January 2002, we entered into scientific collaboration with TissueInformatics, Inc. in which we will seek to collaborate on the development and validation of software tools to integrate and analyze genomic and tissue data from digital tissue images. In connection with this collaboration, we invested $1.5 million in TissueInformatics for an approximately 5% ownership interest at the time of our investment. We also received observation rights on the board of directors of TissueInformatics and will serve on their scientific advisory board. We have no prior experience in assessing, making or managing investments in other companies and there can be no assurance that our investment in TissueInformatics will prove to be successful. Currently our balance sheet reflects a $1.5 million available for sale investment in TissueInformatics. There is no assurance that this valuation will be maintained in future periods and it is possible that we may experience a partial or total loss in this investment. If we are unable to successfully develop and effectively manage our strategic relationships, including our current investment or similar future investments, we could experience increased costs and distraction of our management team that could harm our results of operations. There can be no assurance that such relationships or collaborations will ever yield the desired financial or competitive results sought by our management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Special Note Regarding Forward Looking Statements

         Certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding our product development strategy, scheduled product releases and functionality, the markets for our products and services, our anticipated revenues and expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,”

“intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors which could cause actual results to differ materially from those in the forward-looking statements herein include the risk factors identified in the preceding “Risk Factors” section, as well as other risks referenced from time to time in our filings with the SEC, including our Annual Report on Form 10-K, filed April 2, 2002. We do not undertake any obligation to release publicly any revisions to such forward-looking statements in order to reflect the occurrence of unanticipated events.

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

Overview

         We are a leading global provider of informatics software solutions to the life sciences industry. Our software solutions enable more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. As of June 30, 2002, we had more than 32,000 estimated users of our market leading Vector NTI Suite of desktop software applications and had sold 43 GenoMax enterprise licenses. As of June 30, 2002, our customer base included over 2,100 organizations worldwide, including over 800 biotechnology, pharmaceutical and agricultural biotechnology and life science companies, and over 1,300 academic and government research institutions. Our 10 largest customers accounted for approximately 17% and 55% of our total software license revenues for the quarters ended June 30, 2002 and 2001, respectively.

         Since InforMax began commercial operations in 1993, we have dedicated substantial financial and personnel resources toward the expansion and enhancement of our software product portfolio in an effort to provide customers with the components necessary to achieve a comprehensive High Throughput Research environment. We have recently reviewed our product development strategy and have begun an aggressive product development effort that will include a stronger emphasis on building upon and leveraging our Vector NTI Suite software to develop and market enhanced desktop applications.

         In March 2002, we commercially released Vector NTI Suite 7.1, featuring improved integration with Vector Enterprise and supporting greater connectivity with our Xpression NTI module. We anticipate commercially releasing Vector NTI Suite 8.0 in the third quarter of 2002. Vector NTI Suite 8.0 will support protein annotation and incorporate certain functions useful in the GenoMax environment expanding our desktop suite of sequence and protein analysis, we intend to roll out new and enhanced desktop applications beginning in the fourth quarter of 2002. In February 2002, we commercially released GenoMax 3.3, incorporating enhanced features such as increased GenBank data storage, accelerated initial data loading and indexing, improved administrative capabilities and our Gene Expression Analysis II module. GenoMax 3.4, a significant upgrade of our existing product, is currently in the final development stage and is expected to be released late in the third quarter of 2002. Also, in the third quarter of 2002, we anticipate commercially releasing Vector Enterprise 2.0, our desktop product that incorporates a relational database allowing information to be shared among various user groups. In connection with this upgrade Vector Enterprise will be renamed “Lab Share.” We intend to develop Linux and Oracle versions of our enterprise products in an effort to enhance the flexibility and affordability of these products to customers.

         Over the last year, we have experienced significant turnover in our executive management ranks. On March 13, 2002, we announced the hiring of Andrew Whiteley, a member of our Board of Directors and the Vice President of Bioinformatics of Amersham Biosciences Corp., to become our new Chief Executive Officer, President and Chairman of the Board of Directors. Dr. Titomirov, our founder, resigned as our Chief Executive Officer and Chairman upon Mr. Whiteley’s hiring. During the past year, we have also streamlined our organization, implemented tighter cost controls and improved the productivity of our organization. In January 2002, we reduced our work force by over 30 employees, or approximately 14% of our employees. As a result, we incurred a charge of approximately $0.78 million, consisting of cash severance and related payroll costs of $0.54 million, and legal and outplacement fees of $0.24, in the first quarter of 2002. In an effort to further streamline our organization and better align our resources and cost structure with what we believe to be our near-term market opportunities, we conducted a second work force reduction in May 2002 of over 30 additional employees, or approximately 15% of our employees. We incurred a charge of approximately $0.6 million, consisting of cash severance and related payroll costs of approximately $0.3 million and legal and outplacement fees of approximately $0.3 million, in the second quarter of 2002. We believe that these actions will better enable us to conserve our cash position and to focus our organizational efforts on the implementation of our product development strategy and delivery of new products. At June 30, 2002 our headcount was 181 employees, down from 262 employees at December 31, 2001.

         We have continued to execute our corporate strategy of evaluating and establishing key alliances and marketing relationships with other leading companies and providers of complementary products and services in an effort to expand the scope of our product offerings and increase market penetration of our software solutions. In the second quarter of 2002, we entered into new software distributorship relationships that we hope will facilitate sales of our products in Germany, Austria and Canada.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

         Our revenues for the year ended December 31, 2001 represented a 47% increase over the same period in 2000. Our revenues for the year ended December 31, 2000 represented a 71% increase over the same period in 1999. Our revenues for the quarter and six months ended June 30, 2002 represented a 50% and 47% decrease, respectively, compared to revenues achieved for the same periods of 2001. As a result of a number of factors, including those set forth below, we anticipate experiencing a decline in revenues, particularly software license revenues, in 2002 compared to 2001. GenoMax and Vector NTI Suite sales during the quarter ended June 30, 2002 were considerably lower in comparison to the same quarter last year. We believe that our declining sales are primarily attributable to reduced spending by biotechnology and pharmaceutical companies and increased competition, including price competition Intensification of or the continuation of price competition in the market in which we operate would reduce our margins and negatively affect our revenues and market share. We continue to see tightened capital markets and slowdown in commercial research and development spending, which, among other things, have contributed to a considerable slowdown in software and information technology spending by prospective customers. Our ability to grow our revenues significantly depends upon continued growth and availability of capital to biotechnology companies and increased spending by such other market participants. We believe that our revenue growth in prior periods, was buoyed, at least partly, by higher than typical spending of biotechnology companies. Government and academic spending on life sciences, however, has remained relatively strong. As a result, a higher concentration of our customers consists of government and academic life science institutions as compared to prior periods.

         Our headcount reductions in June and May and attrition have resulted in an overall sales headcount of 35 at June 30, 2002 compared to 59 at June 30, 2001. In August 2002, J Rollins, our vice president of sales resigned. While we believe that our cost containment efforts and headcount reductions have resulted in a more productive and cost effective.

organization, there can be no assurance that such personnel changes will not be disruptive to our sales efforts or the retention of qualified personnel.

         While we entered into two new GenoMax relationships in the second quarter of 2002, and we intend to release GenoMax 3.4 containing significant enhancements to our existing product in the third quarter of 2002, there can be no assurance that our refocused product development strategy will not adversely affect our ability to enter into additional GenoMax licenses. Due to the manner in which we recognize revenues from GenoMax sales, a decline in GenoMax sales would result in a considerable reduction in near term revenues, compared to 2001, as well as a reduction in revenues in future quarters as a result of the loss of deferred revenue associated with such sales. By way of example, of our $2.9 million in software license revenue for the quarter ended June 30, 2002, $0.5 million resulted from deferred revenue from GenoMax sales in prior periods. We anticipate recognizing over the next 12 months deferred revenue of $1.6 million related to GenoMax sales closed during prior periods.

         We are aware of these evolving dynamics in the marketplace for our products and services, including increased competition and reduced spending, and as a result we are focusing on our long term strategic position and actively considering various alternatives to generate additional revenues, expand our product and service offering, increase our market share and geographic scope, improve our path to profitability and benefit our stockholders. These alternatives could include further redirection of our resources and efforts or strategic alliances or other strategic relationships with other parties. We cannot predict whether or when any of these alternatives may be effected, or whether they will be successful in improving shareholder value.

Quarterly Fluctuations

         Our quarterly operating results have historically fluctuated and we anticipate such results to continue to fluctuate significantly. Factors that may cause our quarterly results to fluctuate include the timing, commencement, delay, cancellation or completion of our:

•	Software licensing agreements, particularly related to GenoMax sales;

•	Product delivery schedules;

•	Strategic relationships; and

•	Professional service activities, including installation and software modification.

          The number and timing of customer orders for our GenoMax enterprise product will cause our results of operations to fluctuate on a near-term basis, compared to 2001, as well as in future periods, due to the level of deferred revenue recognized.

          Our quarterly results may fluctuate in response to increased competition including price competition, and our product pricing in response to such competition.

         The manner in which we recognize revenue, in accordance with generally accepted accounting principles, including the way in which revenue recognition relates to our mix of term and perpetual software arrangements in a given quarter, might also cause our quarterly operating results to fluctuate substantially. In accordance with these principles, we may be required to defer all or a portion of the revenue from some of our software licenses sold in a particular quarter to a later quarter. Expenses associated with software licenses are not typically so deferred. We may be particularly subject to our quarterly fluctuations in connection with our new product development strategy. We typically recognize revenues over the term of the contract for our maintenance contracts and professional services.

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

Results of Operations

         The following table summarizes our results of operations for the three months ended June 30, 2002, compared to the same period of 2001, as a percentage of our total revenue for the respective period.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2002	2001	2002

Revenues:

Software license and customer support	87%	75%	86%	75%

Professional services	13	25	14	25

Total revenues	100	100	100	100

Cost of revenues:

Software license and customer support	6	4	7	4

Professional services	7	11	7	11

Total cost of revenues	13	15	14	15

Gross profit	87	85	86	85

Operating expenses:

Selling	38	49	40	59

General and administrative	64	119	73	114

Research and development	35	61	32	69

Stock based compensation	5	—	5	—

Depreciation and amortization	7	20	7	20

Restructuring	—	15	—	18

Total operating expenses	149	264	157	280

Loss from operations	(62)	(179)	(71)	(195)

Other income (expense):

Investment earnings	11	7	14	8

Interest expense and other	—	(1)	—	(1)

Total other income (expense)	11	6	14	7

Loss before income taxes	(51)	(173)	(57)	(188)

Income tax benefit	—	—	—	—

Net loss	(51)%	(173)%	(57)%	(188)%

Three and Six Months ended June 30, 2002 compared to Three and Six Months ended June 30, 2001

         Revenues. For the quarter ended June 30, 2002, revenue decreased 50% to $3.8 million from $7.6 million in the corresponding period of 2001. For the six months ended June 30, 2002, revenue decreased 47% to $7.5 million from $14.2 million in the corresponding period of 2001.

         Software segment revenue decreased 57% to $2.8 million for the quarter ended June 30, 2002 from $6.6 million in the corresponding period of 2001. For the six months ended June 30, 2002, software segment revenue decreased 54% to $5.6 million from $12.2 million in the corresponding period of 2001. Vector NTI Suite bookings decreased 44% to $1.6 million for the quarter ended June 30, 2002 from $2.8 million in the corresponding period of 2001. Vector NTI Suite revenue decreased

30% to $2.2 million for the quarter ended June 30, 2002 from $3.1 million in the corresponding period of 2001. GenoMax bookings decreased 91% to $0.4 million for the quarter ended June 30, 2002 compared to $4.6 million for the corresponding period of 2001. GenoMax revenue decreased 81% to $0.7 million for the quarter ended June 30, 2002 from $3.5 million in the corresponding period of 2001. Bookings represent contracted sales of software products.

         Professional services segment revenue decreased 6% to $0.93 million for the quarter ended June 30, 2002 from $0.99 million in the corresponding period of 2001. For the six months ended June 30, 2002, professional service segment revenues decreased 5% to $1.9 million from $2.0 million in the corresponding period of 2001. In the second quarter of 2002, services provided to the NCBI under subcontracts accounted for 79% of professional services revenue and 19% of consolidated revenues.

         Cost of Revenues. For the quarter ended June 30, 2002, cost of revenues decreased 41% to $0.6 million from $0.9 million in the corresponding period of 2001. For the six months ended June 30, 2002, cost of revenues decreased 40% to $1.2 million from $1.9 million in the corresponding period of 2001.

         Costs of software license and customer support segment revenue decreased 67% to $0.1 million for the quarter ended June 30, 2002 from $0.5 million in the corresponding period of 2001. For the six months ended June 30, 2002, cost of software license and customer support segment revenues decreased 70% to $0.3 million from $1.0 million in the corresponding period of 2001. Costs of software segment revenues include manufacturing costs incurred on an as needed basis, cost of product resale, cost of shipping products, and providing customer support. Reduction in the costs of software license and customer support is primarily attributed to reduced expenses associated with our January and May 2002 work force reductions and the benefits of our efforts to implement tighter costs controls initiated in 2001. The costs in the quarter ended June 30, 2001 were higher than typical due to our payment of fees associated with our sales of a BioRS system occurring in that period.

         Costs of professional services segment revenue decreased 18% to $0.4 million for the quarter ended June 30, 2002 from $0.5 million in the corresponding period of 2001. For the six months ended June 30, 2002, costs of professional services segment revenues decreased 11% to $0.9 million from $1.0 million in the corresponding period of 2001. Costs of professional services segment revenue consist primarily of salaries, benefits, and related expenses of our professional services personnel. Costs of professional services segment revenue decreased primarily due to a decline in software implementation services.

         Selling Expenses. For the three months ended June 30, 2002, selling expenses decreased 36% to $2.0 million from $3.0 million in the corresponding period of 2001. For the six months ended June 30, 2002, selling expenses decreased 22% to $4.4 million from $5.7 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our sales force headcount and a decrease in commissions expensed due to reduced revenue. Overall sales headcount at June 30, 2002 was 35 compared to 59 at June 30, 2001.

         General and Administrative Expenses. For the three months ended June 30, 2002, general and administrative expenses decreased 8% to $4.5 million from $4.9 million in the corresponding period of 2001. For the six months ended June 30, 2002, general and administrative expenses decreased 17% to $8.5 million from $10.3 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our general and administrative headcount and our continued cost reduction measures. Overall general and administrative headcount, which includes our executive team and finance, human resources, information technology, and investor relations functions, at June 30, 2002 was 35 compared to 54 at June 30, 2001. These headcount numbers include our professional services headcount of 17 at June 30, 2002 compared to 12 at June 30, 2001.

         Research and Development Expenses. For the three months ended June 30, 2002, research and development expenses decreased 12% to $2.3 million from $2.6 million in the corresponding period of 2001. For the six months ended June 30, 2002, research and development expenses increased 12% to $5.2 million from $4.6 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our research and development headcount and our continued cost reduction measures. Overall research and development headcount at June 30, 2002 was 94 compared to 108 at June 30, 2001. These headcount numbers include NIH contractors totaling 22 at June 30, 2002 and 2001.

         Stock Based Compensation. For the three months ended June 30, 2002, stock based compensation expense decreased 96% to $0.02 million from $0.4 million in the corresponding period of 2001. For the six months ended June 30, 2002, stock based compensation expenses decreased 95% to $0.04 million from $0.7 million in the corresponding period of 2001. The decrease is a result of termination of employees in our workforce reductions who had been granted discounted stock options in prior years. The related unamortized deferred compensation was adjusted through additional paid in capital.

         Depreciation and Amortization. For the three months ended June 30, 2002, depreciation and amortization expenses increased 32% to $0.7 million from $0.6 million in the corresponding period of 2001. For the six months ended June 30, 2002, depreciation and amortization expenses increased 48% to $1.5 million from $1.0 million in the corresponding period of 2001. The increase reflects increased depreciation related to the building out of our headquarter office space and expansion of our network infrastructure, which occurred during the first quarter of 2001.

         Other Income (Expense). For the three months ended June 30, 2002, other income decreased 74% to $0.2 million from $0.8 million in the corresponding period of 2001. For the six months ended June 30, 2002, other income decreased 74% to $0.5 million from $1.9 million in the corresponding period of 2001. The decrease is primarily due to lower interest rates and a decrease in our cash balance.

         Net Loss. We incurred a net loss of $6.5 million for the three months ended June 30, 2002, compared with a net loss of $3.9 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, we incurred a net loss of $14.1 million compared with a net loss of $8.1 million for the six months ended June 30, 2001. Our net loss is primarily attributable to the significant decrease in our software sales revenue driven by the market conditions discussed above in “Trends that Have Affected or May Affect Results of Operations and Financial Condition.”

Liquidity and Capital Resources

         At June 30, 2002, we had $25.9 million in cash and cash equivalents, and $25.8 million in available for sale investments. Our available for sale investments include commercial paper and United States government agency securities. At June 30, 2001, we had $70.4 million in cash and cash equivalents and $0.0 available for sale investments. Net cash used in financing activities was $0.2 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $0.4 million for the comparable period in 2001.

         We believe that the net proceeds from our initial public offering, our cash flows from operations and our existing capital resources will be adequate to fund our operations for the next 36 months. We will seek to conserve cash and achieve a positive cash flow sooner than that timeframe. While we continue our efforts to reduce costs, a considerable portion of our costs are fixed, including our lease commitments, depreciation and insurance. We continue to seek to sublease office space that is under-utilized in an effort to reduce our fixed costs. Growth of our business and implementation of our new product development strategy may nonetheless require us to seek additional funding. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts and also reduce overhead further.

         During the six months ended June 30, 2002 and 2001, we generated $13.2 million and $13.9 million of cash receipts from operating activity, respectively. Gross cash used by operations for the six months ended June 30, 2002 was $20.6 million compared to $21.5 million for the six months ended June 30, 2001.

         Net cash used in investing activities was $27.9 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $5.1 million for the comparable period in 2001. This increase is primarily due to our investment of cash in available for sale investments, which includes commercial paper and United States government securities. In January 2002, we also entered into a scientific and business collaboration with TissueInformatics, Inc., an innovative provider of imaging and image analysis solutions for pre-clinical and clinical pathology. In connection with our scientific collaboration, we invested $1.5 million in a redeemable convertible preferred stock financing completed by TissueInformatics for approximately a 5% interest in TissueInformatics’ outstanding stock at the time of the financing.

         At June 30, 2002, approximately $475,000 remained outstanding and payable under our equipment line of credit with PNC Bank, NA. Amounts outstanding under the equipment line of credit accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. With respect to advances made prior to November 6, 1999, principal and interest accrued thereon are payable in monthly principal amounts of $19,727 through and including April 15, 2002. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003. We have pledged our personal property, including our equipment, trademarks and accounts receivable, to PNC Bank as security for any amounts owed by us under these facilities. We are generally restricted from incurring additional indebtedness without the consent of PNC Bank. We must also maintain various financial covenants, including minimum cash balance and certain financial ratios. In addition, we may not declare or pay dividends or make any distribution with respect to any equity security during the term of the loan agreement without the consent of PNC Bank.

         The following are our contractual obligations associated with lease commitments and debt obligations:

	2002	2003	2004	2005	2006	Thereafter

			(amounts in thousands)
Contractual Obligations:

Capital Lease Obligations (1)	$227	$216	$126	$—	$—	$—

Operating Leases (2)	4,055	4,190	3,584	2,568	2,121	10,256

Equipment Line of Credit	625	66	—	—	—	—

Total Contractual Obligations:	$4,907	$4,472	$3,710	$2,568	$2,121	$10,256

(1)	Capital lease obligations relate primarily to office furniture leased in conjunction with our headquarters office space in Bethesda, Maryland.

(2)	Operating leases include our headquarters office space in Bethesda, Maryland and sales offices located in San Francisco, Denver, Boston and Oxford, England.

Quantitative and Qualitative Disclosures of Market Risk

         Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our initial public offering proceeds and any available for sale investments in our portfolio. Our exposure to changes in interest rates also relates to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at June 30, 2001 and 2002. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense. All sales to foreign-based customers are invoiced and paid in U.S. Dollars. We do not believe that we are exposed to any material foreign currency exchange rate risk.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In November 2001, we and two of our former officers, as well as the underwriters of our initial public offering, were named as defendants in a securities class action lawsuit in the U.S. District Court for the Southern District of New York.

         Similar complaints have been filed against approximately 310 other issuers who have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding for pre-trial purposes. A consolidated amended complaint was filed on approximately April 19, 2002. The amended complaint alleges, among other things, that certain of the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as commissions paid to them by the underwriters’ customers) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of our stock in the after-market subsequent to the initial public offering. We are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and allegedly manipulative practices. The complaint seeks unspecified damages.

         We believe that meritorious defenses to these claims are available and we intend to vigorously contest and defend against them. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. This defense may be time consuming, expensive, and distracting from the conduct of our business and we cannot currently predict the outcome. We are, however, seeking indemnification from our underwriters pursuant to the underwriting agreement entered into at the time of the offering. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition, results of operations or cash flows.

         We are party to a lawsuit brought against us and our former Chairman and Chief Executive Officer, Dr. Alexander Titomirov by Ludwig & Robinson, P.L.L.C. in D.C. Superior Court. The complaint alleges that in or about March 1996, Ludwig & Robinson began to provide legal services to us. The complaint further alleges that in mid 1998 Dr. Titomirov and Ludwig & Robinson reached an oral agreement that Ludwig & Robinson would receive a flat commission of $150,000 for introducing us to a venture capital firm in the event that such introduction lead to a financing of between $3 million and $5 million. The complaint alleges that we and Dr. Titomirov failed to honor the alleged oral agreement. In addition to the breach of contract claim, the complaint raises a fraudulent inducement claim and other common law claims. The complaint seeks a judgment against us and any other appropriate relief and $2 million in punitive damages. We are also a party to related litigation brought against us and Dr. Titomirov by Robert W. Ludwig, Jr., a member of the firm of Ludwig & Robinson. That complaint, filed in D.C. Superior Court in August 2001, alleges a second oral agreement between Dr. Titomirov and Mr. Ludwig, by which Mr. Ludwig claims he was promised shares of our common stock. The complaint raises a breach of contract claim, a fraudulent inducement to contract claim, a common-law equitable claim, and an abuse of process claim. Mr. Ludwig seeks $6.1 million, plus the value of 83,500 shares of our common stock calculated at the initial public offering price. Discovery has now closed in both litigation matters, and we have moved for summary judgment on all claims. We believe that these claims are without merit, that we have meritorious defenses and we intend to vigorously litigate these suits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of June 30, 2002, we have used approximately $29 million of the net offering proceeds of our initial public offering toward the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to our research and development and sales and marketing teams and consideration of certain strategic relationships and collaboration opportunities. We have placed the remaining net proceeds from the offering principally in money market funds as well as in other interest bearing, investment-grade securities. We expect to use the net proceeds to support our research and development and sales and marketing efforts, implement our product development strategy as well as for working capital and general corporate purposes. We also expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 16, 2002. At the annual meeting, the stockholders voted on the following matters:

			Votes	Non-Broker
	Votes For	Votes Against	Abstained	Votes
Election of Hooks Johnston as a director to our Board of Directors	13,062.355	1,058,858	—	2,772,644

Amendment and restatement of our amended equity incentive compensation plan, among other things, increasing the authorized amount thereunder by 2.2 million shares	4,334,318	2,661,498	330,399	2,722,644

			Votes	Non Broker
	Votes For	Votes Against	Abstained	Votes

Ratification of the Board of Directors’ appointment of Deloitte & Touche LLP as our independent public accountants for the 2002 fiscal year	13,872,730	242,109	6,374	2,772,644

         Following the annual meeting and the election of Mr. Johnston to our Board of Directors, the terms of office of Messrs. D’Andrea, Whiteley and Dr. He continued.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 Written Statement of Chief Executive Officer and Chief Operating Officer/Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 9th day of August 2002.

INFORMAX, INC.

By:
/s/ Andrew P. Whiteley
Andrew P. Whiteley

Chairman of the Board, Chief Executive Officer and President

By:
/s/ John M. Green
John M. Green

Chief Operating Officer and Chief Financial Officer

EXHIBIT TABLE

Exhibit 99.1	Written Statement of Chief Executive Officer and Chief Operating Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)