Form 10-Q
period 2002-09-30
INFORMAX INC
filed 2002-11-14
CIK 1088724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31577

INFORMAX, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1687783

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

7600 Wisconsin Avenue, 11th Floor, Bethesda, MD	20814

(Address of Principal Executive Offices)	(Zip Code)

(240) 747-4000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [   ]       No [X]

     The registrant had 26,204,863 shares of common stock outstanding as of November 1, 2002.

INFORMAX, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INFORMAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2001	2002

	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$61,348	$6,257
Investments available for sale (consists of commercial paper and	—	40,641
United States government agencies debt securities)
Accounts receivable (net of allowance for doubtful accounts of $557 and $681 for December 31, 2001 and September 30, 2002, respectively)	9,672	2,832
Prepaid expenses and other current assets	1,253	917

Total current assets	72,273	50,647
Property and equipment – net	9,205	7,517
Deposits and other assets	1,333	442
Restricted cash	1,667	1,667
Investment in strategic alliance – available for sale	—	1,500

Total assets	$84,478	61,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408	$295
Accounts payable to related parties	3	116
Accrued liabilities	4,408	3,394
Borrowings and capital lease obligations – current portion	852	363
Deferred revenue – current portion	4,189	2,459

Total current liabilities	9,860	6,627
Borrowings and capital lease obligations – less current portion	405	161
Deferred revenue – less current portion	1,739	744
Other liabilities	29	569

Total liabilities	12,033	8,101
Stockholders’ equity:
Common stock, voting: ($.001 par value authorized 100,000,000 shares; issued and outstanding 24,505,566 and 26,200,815 shares for December 31, 2001 and September 30, 2002, respectively)	24	26
Additional paid-in capital	107,207	107,248
Deferred compensation	(515)	(42)
Accumulated other comprehensive income	—	49
Accumulated deficit	(34,271)	(53,609)

Total stockholders’ equity	72,445	53,672

Total liabilities and stockholders’ equity	$84,478	$61,773

See accompanying notes to unaudited condensed consolidated financial statements

INFORMAX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(dollars in thousands, except per share amounts)
Revenues:
Software license and customer support	$3,762	2,126	15,949	7,749
Professional services	918	933	2,889	2,812

Total revenues	4,680	3,059	18,838	10,561
Cost of revenues:
Software license and customer support	359	267	1,327	562
Professional services	478	538	1,445	1,397

Total cost of revenues	837	805	2,772	1,959

Gross profit	3,843	2,254	16,066	8,602
Operating expenses:
Selling (1)	2,370	1,211	8,044	5,630
General and administrative (2)	3,979	3,729	14,415	12,247
Research and development	2,544	2,003	7,145	7,174
Stock based compensation	277	15	787	50
Depreciation and amortization	657	766	1,665	2,255
Restructuring	—	—	—	1,325

Total operating expenses	9,827	7,724	32,056	28,681

Loss from operations	(5,984)	(5,470)	(15,990)	(20,079)

Other income (expense):
Investment earnings	645	258	2,664	834
Interest and other expense	(58)	(21)	(140)	(93)

Total other income (expense)	587	237	2,524	741

Net loss	$(5,397)	$(5,233)	$(13,466)	$(19,338)

Basic and diluted net loss per common share	$(.22)	$(.20)	$(.60)	$(.76)

Weighted average common shares outstanding – basic and diluted	24,300,689	25,993,127	22,404,676	25,548,985

(1)	Selling expense excludes stock-based compensation of $0.2, $0, $0.4 and $0 for the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, respectively.

(2)	General and administrative expense excludes stock-based compensation of $0.1, $0, $0.6 and $0 for the three months ended September 30, 2001 and 2002 and the nine months ended September 30, 2001 and 2002, respectively.

See accompanying notes to unaudited condensed consolidated financial statement

INFORMAX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

	(dollars in thousands)
Net loss	$(5,397)	$(5,233)	$(13,466)	$(19,338)
Other comprehensive loss
Unrealized gain (loss) on investments available for sale	—	8	—	58
Currency translation adjustments	—	(6)	—	(8)

Comprehensive loss	(5,397)	(5,231)	(13,466)	(19,288)

See accompanying notes to unaudited condensed consolidated financial statements

INFORMAX, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2001	2002

	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(13,466)	$(19,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,665	2,255
Loss on disposal of property and equipment	177	30
Expense related to stock options, restricted stock and warrants	785	42
Changes in assets and liabilities:
Accounts receivable	(673)	7,820
Prepaid expenses and other assets	(66)	195
Deposits	500	52
Accounts payable	(321)	—
Accrued liabilities	504	(474)
Deferred revenue	(198)	(2,725)

Cash flows from operating activities	(11,093)	(12,143)

Cash flows from investing activities:
Purchase of available for sale investments	—	(40,584)
Investment in strategic alliance	—	(1,500)
Purchase of property and equipment	(5,872)	(596)
Proceeds from disposal of property and equipment	20	—

Cash flows from investing activities	(5,852)	(42,680)

Cash flows from financing activities:
Repayments of capital lease obligations	(192)	(192)
Repayments on borrowings	(640)	(542)
Increase in restricted cash	(93)	—
Proceeds from share options exercised and warrants issued	1,207	472
Proceeds from common stock issuance, net of offering costs	31	2

Cash flows from financing activities	313	(260)

Effect of exchange rate changes on cash	—	(8)

Net decrease in cash and cash equivalents	(16,632)	(55,091)
Beginning cash and cash equivalents	82,656	61,348
Ending cash and cash equivalents	66,024	6,257
Supplemental information on non cash investing and financing transactions:
Purchase of equipment through capital lease obligations	$738	$—
Supplemental cash flow information:
Cash paid for interest	$68	$17

See accompanying notes to unaudited condensed consolidated financial statements.

INFORMAX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Note 1 — Interim Financial Statements

The accompanying condensed consolidated financial statements of InforMax, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements should be read together with the audited financial statements and notes for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine-month periods ended September 30, 2002 and 2001, the Company’s financial position at September 30, 2002, and the cash flows for the nine-month period ended September 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have any impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have any impact on the Company’s financial position or results of operations.

For the nine months ended September 30, 2002, deferred compensation decreased as a result of termination of employees in our workforce reductions who had been granted discounted stock options in prior years.

Note 2 – Investments

Available for sale investments at September 30, 2002 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
Commercial Paper	$13,228	$3	$—	$13,231
United States Government
United States Government Agencies debt securities	27,355	55	—	27,410

Total investments available-for- sale — current portion	40,583	58	—	40,641

Preferred Stock	1,500			1,500
Total investments available-for- sale	$42,083	$58	$—	$42,141

The Company’s investments consist primarily of investment-grade marketable debt securities and redeemable convertible preferred stock acquired in connection with a strategic alliance, all of which are classified as available-for-sale and recorded at fair value. Current investments in available-for-sale marketable securities are carried at their estimated fair value based on current market quotes. The fair value of redeemable convertible preferred stock in TissueInformatics, Inc., acquired in connection with our strategic alliance, is estimated based on current rates for instruments with similar terms, degree of risk and remaining maturities. Unrealized holding gains and losses are recorded, as a separate component of accumulated other comprehensive income.

Note 3 — Commitments and Contingencies

Incentive Bonus Plan – On September 25, 2002, the Compensation Committee of the Company’s Board of Directors adopted the InforMax Incentive Bonus Plan in order to give certain officers of the Company an incentive to stay with the Company through the closing date of a change of control transaction. Under the plan, a change of control transaction shall be deemed to have occurred upon a person’s acquisition of 50% or more of the combined voting power of the Company’s securities, a merger where the Company’s stockholders at the time of the signing of the merger documents own less than 50% of the equity of the combined company after the closing of the merger, or a sale of all or substantially all of the Company’s assets. Accordingly, the consummation of the cash tender offer by a wholly owned subsidiary of Invitrogen, discussed under Note 8 below, would constitute a change of control transaction under the plan. The aggregate bonuses to be paid under the plan are based upon the valuation of the Company in the change of control transaction. Based upon the offer price in the cash tender offer and subsequent merger transaction with Invitrogen Corporation discussed in Note 8 below, four officers of the Company will each receive a portion of an aggregate bonus pool of approximately $1.57 million. The Compensation Committee has the authority to determine which officers are eligible to participate in the plan and to modify any bonus allocation prior to the closing of a change of control transaction. Additional information relating to the plan can be found in the Schedule 14D-9 filed by the Company with the SEC on October 28, 2002. See Item 5 of Part II of this report for information on the availability of such filing. No accrual for any liability which may result from the incentive bonus plan has been recorded in the September 30, 2002 financial statements.

Obligations to Former Executives — In October 2001, we entered into a separation and consulting agreement with Dr. Titomirov, our founder and former chief executive officer and chairman. The agreement provides that Dr. Titomirov will provide consultant services to us as directed by our Chief Executive Officer for up to forty hours a month for a period of three years, unless earlier terminated by him. Dr. Titomirov will be paid approximately $30,600 per month for his services, will receive $7,000 per month for expenses related to his office and support services and is eligible to be reimbursed for certain health insurance costs. In October 2001, we entered into a separation agreement with Dr. Bernstein, our former president. The agreement provides that Dr. Bernstein will receive payment of $275,000, one year’s salary at the time of separation, as severance compensation to be paid periodically through December 31, 2002.

Employment and Severance Agreements — Certain employees have employment agreements that entitle them to a severance payment of two weeks’ salary upon termination of employment. In September 2002, the Compensation Committee of the Company’s Board of Directors authorized the Company to enter into revised severance terms with ten employees, as an incentive to retain such employees through the closing date of a change of control transaction. These revised severance terms provide such employees payment of three to four months’ salary upon their termination by the Company or by the employee for reasons specified in such agreements. The aggregate amount payable under these agreements is approximately $280,000. Three senior executive officers and two officers of the Company have employment agreements that entitle these individuals to severance payments ranging from six months to one year’s salary, plus bonus in certain circumstances if such individuals are terminated by the Company or such individuals terminate their employment for reasons specified in such agreements. Agreements with executive officers are fully described in the Company’s proxy statement for the 2002 annual meeting of stockholders filed with the SEC. No accrual for any liability which may result from the employee agreements has been recorded in the September 30, 2002 financial statements.

Transaction “Break Up” Fee — In connection with the pending cash tender offer and merger transaction with Invitrogen discussed in Note 8 below, the Company has agreed to pay to Invitrogen a customary “break up” fee in the event that the merger agreement between the parties is terminated by either the Company or Invitrogen, for certain reasons specified under such agreement. In the event that such fees are payable under the merger agreement, the Company shall pay Invitrogen its reasonable costs and expenses, not to exceed $500,000, incurred in connection with the negotiation and performance of the merger agreement, and an additional termination fee of $1.5 million. Additional information relating to this termination fee can be found in the tender offer materials filed by the Company and Invitrogen with the SEC. See Item 5 of Part II of this report for information as to the availability of information regarding the tender offer.

Government Audits — Payments to the Company on subcontracts with prime U.S. Government contracts are subject to adjustment upon audit by various agencies of the U.S. Government. No audits of costs and the related payments have been performed by the various agencies. At September 30, 2002, there were no liabilities accrued related to the billing in excess of cost. In the opinion of management, the final determination of these costs and related payments will not have a material effect on the Company’s financial position, results of operations or liquidity.

Litigation — In the ordinary course of conducting its business, the Company is involved in litigation and administrative proceedings.

In November 2001, the Company and two of its former officers, as well as the underwriters of the Company’s initial public offering, were named as defendants in a securities class action lawsuit in the U.S. District Court for the Southern District of New York. Similar complaints have been filed against approximately 310 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding for pre-trial purposes. A consolidated amended complaint was filed on April 19, 2002. The amended complaint alleges, among other things, that certain of the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as commissions paid to them by the underwriters’ customers) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of the Company’s stock in the after-market subsequent to the initial public offering. The Company is named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and allegedly manipulative practices. The complaint seeks unspecified damages.

The Company and its former chairman are also parties to lawsuits claiming that the Company failed to honor alleged agreements to pay a commission and other consideration including shares of pre-initial public offering common stock for an introduction to a venture capital firm and services rendered.

The Company believes that meritorious defenses to these claims are available and it intends to vigorously contest and defend against them. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a negative impact on the Company’s business, financial condition, results of operations or cash flows. See Item 1 of Part II of this report for additional information related to the Company’s pending litigation.

Note 4 — Restructuring

The Company announced two restructurings of its operations effective January 2002 and May 2002. In connection with these restructurings, a $0.78 million charge was recorded in the quarter ended March 31, 2002 and a $0.55 million charge was recorded in the quarter ended June 30, 2002. The first quarter charge consisted of cash severance and related payroll costs of $0.54 million, and legal and outplacement fees of $0.24 million in connection with our termination of approximately 30 employees. The second quarter charge consists of cash severance and related payroll costs of approximately $0.29 million, and legal and outplacement fees of approximately $0.26 million in connection with our termination of approximately 30 employees. Approximately $0.2 million of the combined charge remains unpaid and is included in accrued expenses as of September 30, 2002.

Note 5 — Segment Information

The Company has two reportable segments: software and professional services.

The principal products in the software segment are the Company’s Vector NTI Suite and its GenoMax enterprise platform. Software segment revenues are generated from software license fees and maintenance fees. Professional services segment consists of services rendered under government subcontracts with National Center for Biotechnology Information (NCBI) and those services provided to software customers including installation, training and customization of the Company’s software products.

Segment data includes an allocation of all general and administrative expenses to each of the operating segments based on each segment’s proportionate share of salary expense.

The table below presents reported segment amounts in thousands for the three and nine months ended September 30, 2001 and 2002.

	Professional
	Services	Software	Total

Quarter ended September 30, 2001:
Revenue	918	3,762	4,680
Income (Loss) from Operations	(1,464)	(4,520)	(5,984)
Quarter ended September 30, 2002:
Revenue	933	2,126	3,059
Income (Loss) from Operations	(2,347)	(3,123)	(5,470)

	Professional
	Services	Software	Total

Nine months ended September 30, 2001:
Revenue	2,889	15,949	18,838
Income (Loss) from Operations	(3,661)	(12,329)	(15,990)
Nine months ended September 30, 2002:
Revenue	2,812	7,749	10,561
Income (Loss) from Operations	(8,229)	(11,850)	(20,079)

The difference between loss from operations and net loss is attributable to investment earnings, interest expense and other expense totaling $0.6, $0.2, $2.5 and $0.7 for the three months ended September 30, 2001 and 2002, and the nine months ended September 30, 2001 and 2002 respectively.

The table below presents the allocation of assets between reported segments, in thousands, at December 31, 2001 and September 30, 2002.

	December 31, 2001	September 30, 2002

Allocable Assets:
Professional Services	656	492
Software	10,224	2,340
Non-Allocable Assets	73,598	58,941

Note 6 — Related Party Transaction

In the quarter ended March 31, 2002 the Company wrote off a related party receivable of $0.2 million.

Note 7 – Software Development Costs

In April 2002, the Company and a software firm entered into an agreement to develop software and associated materials related to the Macintosh version of our Vector NTI Suite software. This software is scheduled for release in the fourth quarter of 2002 and the cost of development is expected to be approximately $0.4 million during that quarter. At September 30, 2002, the Company had capitalized $0.1 million in software product technology costs associated with the development arrangement.

Note 8 – Subsequent Events; Tender Offer and Merger

On October 15, 2002, the Company entered into a merger agreement with Invitrogen Corporation and Babcock, Inc., a wholly owned subsidiary thereof (“Purchaser”). Under the merger agreement, on October 25, 2002, Purchaser commenced a tender offer for all of the Company’s outstanding shares at $1.36 per share in cash, or approximately $42.0 million for the Company’s fully diluted equity. The tender offer was made by an offer to purchase and other offering and solicitation documents, copies of which were filed by Purchaser and Invitrogen with the SEC and mailed to the Company’s stockholders. The tender offer will expire at midnight on Friday, November 22, 2002, unless extended by the parties as provided in the merger agreement. The consummation of the tender offer is subject to certain customary conditions, including the tender, without withdrawal prior to expiration of the tender offer, of at least a majority of the Company’s outstanding shares of common stock on a fully diluted basis. Following the consummation of the tender offer, Purchaser will be merged with and into the Company and the Company shall survive the merger as a wholly owned subsidiary of Invitrogen. Subject to any effective exercise of appraisal rights, all remaining outstanding shares of the Company’s common stock will be converted in the merger into the right to receive $1.36 per share in the merger. See Item 5 of Part II of this report for information as to the availability of information regarding the tender offer.

Also, in October 2002, the Company announced a strategic alliance with SciTegic, Inc. to develop new data pipelining and automation products for the bioinformatics market. Pursuant to this agreement, we paid SciTegic $300,000 in October 2002. This amount includes a $150,000 signing fee that was capitalized upon payment and will be amortized for a one-year period beginning with the first commercial release of the product. The remaining $150,000 shall be treated as a pre-payment by the Company of royalties payable to SciTegic upon sales of the product. Under the agreement, we are obligated to make two additional pre-payments of royalties totaling $250,000 in future periods. The first version of this planned series of software is in development and is expected to be released in the second quarter of 2003.

Risk Factors

     Statements in this report that are not strictly historical are “forward-looking” statements, which involve a high degree of risk and uncertainty. Such statements are only predictions, and the actual events or results may differ materially from those projected in such forward-looking statements. Factors that could cause or contribute to differences include, but are not limited to, the risks detailed below. These factors and others are more fully described in our Annual Report on Form 10-K, as filed with the SEC on April 2, 2002.

The consummation of the tender offer by Invitrogen’s wholly owned subsidiary is subject to numerous conditions and is therefore not certain. If the conditions to the tender offer are not satisfied, or if the merger agreement is terminated without consummation of the tender offer, we may be subject to a number of material risks that would adversely affect our business operations and the trading price of our common stock.

     On October 15, 2002, we entered into a merger agreement with Invitrogen Corporation and its wholly owned subsidiary. Under the terms of the merger agreement, on October 25, 2002, Invitrogen’s subsidiary commenced a tender offer to acquire all of our outstanding shares of common stock at $1.36 per share in cash. The consummation of this tender offer is subject to numerous conditions in the tender offer materials filed by Invitrogen and us with the SEC. See Item 5 of Part II of this report for information as to the availability of information regarding the tender offer. These conditions include, but are not limited to, receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the tender offer, of at least a majority of our outstanding shares of common stock on a fully diluted basis. If the conditions to the tender offer are not satisfied or the merger agreement is terminated without consummation of the tender offer, we may be subject to a number of material risks, including the following:

•	The price of our common stock may decline to the extent that the current market price reflects a market assumption that the tender offer and the merger will be completed;

•	We may be required to pay Invitrogen a termination fee of $1.5 million and an additional payment of up to $500,000 to cover its costs and expenses incurred in connection with the transaction if the merger agreement is terminated under certain circumstances;

•	The perception of InforMax as a viable independent company and its future prospects may be damaged;

•	The diversion of management’s attention and the unavoidable disruption to our relationship with customers may detract from our ability to grow revenues and minimize costs;

•	Our costs related to the tender offer, such as legal, accounting and certain financial advisor fees, must be paid even if neither the tender offer nor the merger is completed; and

•	We would face risks of operating as a stand-alone company or finding another merger partner or acquirer, with no assurance that we would be successful as a stand-alone company, find another merger partner or acquirer or be able to complete an alternative merger or sale of InforMax on terms as favorable to InforMax and its stockholders as the tender offer and merger.

Events occurring in the period between execution of the merger agreement and the closing of the merger could harm our business.

     The merger agreement contains customary interim covenants that restrict our ability to take specified actions during the pre-closing period without Invitrogen’s prior written consent. Economic and market conditions, changes in our industry or other unforeseen events may require us at some time during the pre-closing period to take actions outside the ordinary course of our business to preserve or promote our business not anticipated at the date of signing of the merger agreement. Such actions on our part could require the prior written consent of Invitrogen. We cannot be assured that Invitrogen would give its consent to any such proposed actions. In the event that the tender offer or merger is ultimately not consummated, these delays or inaction on our part could harm our financial condition, prospects and our efforts to retain key employees.

We have incurred operating losses in the past resulting in an accumulated deficit and may not achieve or maintain profitability in the future.

     We have incurred operating losses in most periods since our inception. We incurred net losses of approximately $5.2 million for the quarter ended September 30, 2002 and approximately $5.4 million for the quarter ended September 30, 2001. As of September 30, 2002, we had an accumulated deficit of approximately $54.0 million. Our recent increase in net loss is primarily attributable to significant declines in software revenues and changing market dynamics affecting purchasers and potential purchasers of our products. We do not anticipate that our revenues for 2002 will return to the level achieved in 2001 and net losses are likely to continue. Moreover, a considerable portion of our expenses are fixed and consist of contractual obligations related to operating leases, primarily associated with our office space leases. For expense analysis and a discussion of our contractual obligations related to leases see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In addition, we expect to invest substantial financial and other resources to:

•	Execute our product development strategy, including the development and introduction of new products and product versions; and

•	Consider appropriate acquisitions and strategic relationships.

We cannot be certain that we will be able to generate sufficient additional revenues from these investments in new products to match the expenses associated with such endeavors. There is no assurance that our product development efforts will enable us to achieve or maintain profitability. Even if we are able to achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis. Failure to achieve consistent profitability may limit the growth potential of our business and the trading price of our common stock.

If products we develop under our new product development strategy do not achieve market acceptance and generate additional revenues to support our research and development expenses, our competitive position and revenue from software sales would be seriously harmed.

     We have recently announced a new product development strategy that includes a stronger emphasis on leveraging and building upon our Vector NTI Suite franchise and developing enhanced applications. We anticipate experiencing increased research and development expenses in order to execute our new strategy. In the third quarter of 2002, we introduced new products and product enhancements including Vector NTI Advance, Vector Xpression, GenomBench and LabShare for Vector NTI (formerly Vector Enterprise). In October 2002, we introduced Vector Path Blazer, a desktop application for the integration of diverse biological pathway and protein-protein interaction data. There can be no assurance that these new products or product versions will be more attractive to customers than the products of our competitors or that revenues, if any, received in connection with these new products will support the expenditures incurred. Even if our products gain market acceptance, they may become obsolete due to our competitors’ introduction of products containing advanced technology, applications and functionality. If we do not keep pace with technological change and we fail to produce cost effective software products in growth markets, our competitive position and revenue from software sales would be seriously harmed.

We must add new customers and retain and expand upon existing customer relationships in order to generate revenues to support our research and development expenditures and future growth of our business.

     In recent periods we have experienced a considerable decline in our software revenues. Our software revenues for the third quarter of 2002 decreased 43% compared to the same quarter in 2001. In order to generate revenues sufficient to support research and development expenditures for the implementation of our new product development strategy and the introduction of new products, we must add new customers and retain, and expand upon, our existing customer relationships. Growth of our business depends significantly upon our successful development of new products, product upgrades and complementary professional services, and their support by effective sales and marketing efforts. Our ability to avoid a considerable decline in our revenues in 2002 in comparison to 2001 is heavily dependent upon the level of sales of our GenoMax enterprise product. At September 30, 2002, we had 43 customers of our GenoMax product, having added two new customers in the first six months of 2002 and no new customers in the third quarter of 2002. GenoMax sales are significantly dependent upon the enhancement and improvement of our enterprise product and the ability of our sales force to leverage our existing Vector NTI franchise to cross-sell GenoMax. If we are unable to add revenues from new or expanded customer relationships, particularly as such revenues relate to GenoMax sales, we will experience a considerable decline in 2002 revenues in comparison to 2001. We may also not generate revenues sufficient to support our planned research and development effort and the growth of our business could suffer.

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

     We also may not be able to identify in a timely manner important emerging industry standards and we may invest considerable financial resources and research and development time in technologies that rapidly become obsolete or for which there is a waning, or no, commercial market. Our failure to timely address these factors would seriously harm our competitive position and our software revenues.

The trading price of our common stock may fluctuate widely.

     The trading price of our common stock has experienced significant fluctuations, ranging from a high sales price of $14.69 in 2001 to a low sales price of $0.53 on October 10, 2002. We cannot be assured that our acquisition by Invitrogen Corporation, including any uncertainties or perceived uncertainties associated with the consummation of the pending tender offer, will not materially adversely affect the price or trading volume of our common stock. The trading price of our common stock may continue to fluctuate widely as a result of a large number of other factors, many of which are beyond our control including:

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

The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies involved in the software and biotechnology industries, and that have often been unrelated to the operating performance of these companies. As a result of these fluctuations, stockholders may not be able to sell their common stock at a price above their purchase price.

If we cannot effectively manage changes to our business and level of growth, our future prospects and results of operations would be harmed.

     In prior years, we experienced significant growth in the size of our customer base and the scope of our products and services. During this same period, we also experienced an increase in our headcount and significant turnover in our senior management personnel. Recently, as a result of market conditions impacting our industry, we have seen a considerable reduction in spending among our commercial customers that has resulted in a significant decline in our software revenues compared to prior periods. These factors have placed, and will continue to place a significant strain on our management and our administrative, financial and operational systems. By way of example, in connection with the significant growth of headcount and operations in prior periods, we entered into office space leases to accommodate these needs. Subsequently, as a result of our restructuring and cost containment efforts discussed below, certain portions of our office space are under-utilized and we are seeking to sublease some of this office space to offset a portion of our fixed cost. Efforts to more efficiently manage the growth of our business or reduce expenses, including restructuring our organization, reducing our headcount, closing offices or reducing or eliminating certain administrative functions, often result in increased near-term expenses. In January 2002, in an effort to streamline our organization and reduce costs, we reduced our headcount by over 30 employees, or approximately 14% of our work force. As a result of this reduction, we incurred an accounting charge of approximately $0.78 million in the first quarter of 2002. In May 2002, in an effort to further streamline our organization and more closely align our resources with our new product development strategy, we further reduced our headcount by over 30 employees, or approximately 15% of our work force. As a result, we incurred an accounting charge of $0.55 million in the second quarter of 2002. Our ability to manage changes to our business and the level of our growth, as well as related expenses, will depend upon the ability of our officers to continue to implement and improve our development, operational, administrative and financial control systems and to train and manage our workforce. Our inability to manage these changes effectively would negatively impact our future prospects and results of operations.

The market for informatics products and services is intensely competitive and evolving and we may not achieve or maintain market leadership for a variety of reasons.

     We face, or expect to face, intense competition from:

•	Third party commercial software and information technology vendors;

•	Informatics developers; and

•	Internal informatics departments of some of our customers and potential customers;

     We believe that we compete most often with LION biosciences, Accelerys, Compugen, DNA Star, and Rosetta Inpharmatics (acquired by Merck in 2001). Others, including large, well-established software vendors, could readily enter this market. In the event that Invitrogen's acquisition of us is not consummated, it may become one of our competitors. Many of our competitors have longer operating histories, stronger name recognition and significantly greater financial, technical and marketing resources than we do. As a result of these advantages, our competitors may be better able to adopt more aggressive pricing policies and better positioned to respond to changes in customer preference or technology. We continue to experience price competition among providers of informatic software. To the extent that we are required to compete aggressively with such organizations as it relates to the pricing of our software products, we may not be able to achieve or maintain the margins historically realized on our software sales and our competitive position and software sales revenue would suffer.

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

     The number of technical personnel with experience in the field of life science informatics is limited and competition for qualified employees is intense. In connection with our January and May 2002 headcount reductions, we reduced the size of our research and development staff to 73 employees at September 30, 2002 from 93 employees at December 31, 2001. There can be no assurance that such reductions will not be disruptive to or negatively impact our product development strategy and its implementation. We are also unsure of the effect that such reductions, as well as the pending acquisition of us by Invitrogen, may have on our personnel retention efforts or the continuity of our development efforts. We may not be successful in motivating or retaining our technical employees or recruiting and training additional skilled personnel. The loss of a significant number of employees in our research and product development group, occurring at one instance or over a period of time, could seriously harm our product development and enhancement efforts.

Our workforce reductions, financial performance and execution of the merger agreement with Invitrogen Corporation may adversely affect the morale and performance of our personnel and our ability to retain and hire personnel.

     In connection with our effort to streamline operations, reduce costs and better align our resources with perceived market opportunities, we restructured our organization and reduced our workforce twice in the first half of 2002. We terminated over 30 employees in each of January 2002 and May 2002. These cost containment efforts, as well as our recent execution of the merger agreement with Invitrogen Corporation and a wholly owned subsidiary thereof, may also yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. Continuity of personnel is an important factor in the successful implementation of our business plan and ongoing turnover in our personnel could materially and adversely impact our sales and marketing efforts, current customer implementations, and our research and development projects. We believe that hiring and retaining qualified individuals at all levels is essential to our success, and there can be no assurance that we will be successful in attracting and retaining the necessary personnel.

Revenue recognition rules applicable to software may require that we defer recognizing revenues under certain licenses until quarters after licenses are executed or fees are received. This can cause our quarterly results to fluctuate substantially.

     We may not be able to recognize revenue associated with a particular software license in the same quarter in which we enter into the agreement or in which we collect licensing fees. Under some of our licenses, we must deliver to a customer an enhanced product version or additional module, and, therefore, we must defer recognizing any payments previously received until delivery of all contract elements are made. If we are unable to release future modules as scheduled, we will be required to defer the recognition of a significant amount of revenues to quarters after those quarters in which we collect licensing fees.

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

     Some of our software license arrangements have payment terms that extend past twelve months. As a result, a portion of the revenue from such sales is deferred due to our being unable to determine if the fees are fixed and determinable. We do not have sufficient history to overcome the presumption that the fees are fixed and determinable. Based on our deferred revenue balance at September 30, 2002, $1.4 million has been deferred on this basis.

     Expenses associated with software licenses, unlike revenues, are not typically deferred. The manner in which we recognize revenue, in accordance with the revenue recognition rules applicable to software under generally accepted accounting principles, may therefore cause us to incur a disproportionate amount of expense related to the software revenue that may be recognized, and, as a result, our quarterly operating results can fluctuate substantially. As a result, in connection with our new product development strategy, we may incur higher near term development expenses while revenue, if any, recognized from sales of new products and product versions may be deferred until later periods.

Our sale of life science informatics software products and services would further suffer if there are additional or prolonged reductions in research and development expenditures among our commercial customers and potential customers and if public funding related to life sciences research decline.

     Sales of our products and services have suffered as a result of recent reductions in research and development expenditures among our commercial customers and potential customers. State and federal government budgets, including academic and research institutes supported thereby, however, have experienced an increase in allocations and spending related to genomic research in recent years. As a result of the tightening of the capital markets and slowdown in technology spending among commercial life sciences companies, we have experienced an increase in the number of public institutions that make up our customer base. These institutions that often rely heavily on public funding represent an increasing portion of our software sales revenue. Shifting government budget priorities, specifically related to recent national defense and homeland security efforts, could result in the reduction or elimination of certain publicly funded research efforts. Our continued services to the National Center for Biotechnology Information at the National Institutes of Health, for example, could be negatively affected by reductions in such public funding. Our sale of life science informatics software products and services would further suffer if there are additional or prolonged reductions in research and development expenditures among our commercial customers and potential customers and if public funding related to life sciences research were to decline.

Part of our business strategy is to develop strategic relationships with larger life sciences or technology companies, as well as providers of complementary products and services. If we are not successful in doing so, our results of operations could suffer.

     A component of our business strategy is to develop strategic relationships with larger life sciences or technology companies as well as providers of complementary products and services. We believe that through such relationships we can add revenues, expand our distribution channels, maximize our research and development resources, improve our competitive position and increase market awareness and acceptance of our life science informatics software products. We have limited experience in engaging in and managing such relationships and have entered into only a few of these strategic relationships. To date, we have not recognized significant revenues as a result of any such relationship. In October 2002, we entered into a strategic alliance with SciTegic, Inc. to develop new data pipelining and automation products for the bioinformatics market. Pursuant to this agreement, we paid SciTegic $300,000 in October 2002. This amount includes a $150,000 signing fee and a $150,000 pre-payment of royalties payable to SciTegic upon sales of the product. Under the agreement we are obligated to make two additional pre-payments of royalties totaling $250,000 in future periods. In January 2002, we entered into scientific collaboration with TissueInformatics, Inc. in which we will seek to collaborate on the development and validation of software tools to integrate and analyze genomic and tissue data from digital tissue images. In connection with this collaboration, we invested $1.5 million in TissueInformatics for an approximately 5% ownership interest at the time of our investment. We have no prior experience in assessing, making or managing investments in other companies and there can be no assurance that our investment in TissueInformatics will prove to be successful. Currently our balance sheet reflects a $1.5 million available for sale investment in TissueInformatics. There is no assurance that this valuation will be maintained in future periods and it is possible that we may experience a partial or total loss in this investment. If we are unable to successfully develop and effectively manage our strategic relationships, including our current investment or similar future investments, we could experience increased costs and distraction of our management team that could harm our results of operations. There can be no assurance that such relationships or collaborations will ever yield the desired financial or competitive results sought by our management.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

     Certain statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding our product development strategy, scheduled product releases and functionality, the markets for our products and services, our anticipated revenues and expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors which could cause actual results to differ materially from those in the forward-looking statements herein include the risk factors identified in the preceding “Risk Factors” section, as well as other risks referenced from time to time in our filings with the SEC, including our Annual Report on Form 10-K, filed April 2, 2002. We do not undertake any obligation to release publicly any revisions to such forward-looking statements in order to reflect the occurrence of future events.

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

Overview

     We are a leading global provider of informatics software solutions to the life sciences industry. Our software solutions enable more efficient and accelerated analysis and interpretation of genomic, proteomic and other biomolecular data for application in pharmaceutical, therapeutic and diagnostic development. As of September 30, 2002, we had more than 32,000 estimated users of our market leading Vector NTI Suite of desktop software and had sold 43 GenoMax enterprise licenses. As of September 30, 2002, our customer base included over 2,100 organizations worldwide, including over 800 biotechnology, pharmaceutical and agricultural biotechnology and life science companies, and over 1,300 academic and government research institutions. Our 10 largest customers accounted for approximately 12% and 20% of our total software license revenues for the quarters ended September 30, 2002 and 2001, respectively. At September 30, 2002 our headcount was 171 employees, down from 262 employees at December 31, 2001.

     On October 15, 2002, we entered into a merger agreement with Invitrogen Corporation and Babcock, Inc., a wholly owned subsidiary thereof (“Purchaser”). Under the agreement, Purchaser, on October 25, 2002, commenced a tender offer for all of our outstanding shares at $1.36 per share in cash, or approximately $42.0 million for our fully diluted equity. The tender offer was made by an offer to purchase and other offering and solicitation documents, copies of which were filed by Invitrogen and us with the SEC and mailed to our stockholders. The tender offer will expire at midnight on Friday, November 22, 2002, unless extended by the parties as provided in the agreement. The consummation of the tender offer is subject to certain customary conditions, including the tender, without withdrawal prior to expiration of the tender offer, of at least a majority of our outstanding shares of common stock on a fully diluted basis. Following the consummation tender offer, we will be merged with Purchaser and we will survive the merger as a wholly owned subsidiary of Invitrogen. Subject to any effective exercise of appraisal rights, all remaining outstanding shares of the common stock will be converted into the right to receive $1.36 per share in the merger. See Item 5 of Part II of this report for information as to the availability of information regarding the tender offer.

     We have begun to implement and execute our new product development strategy to leverage and extend our strong Vector NTI market position to develop and market a new Vector Family of Products in connection with this aggressive product development effort. In September 2002, we launched Vector NTI Advance, a new comprehensive product combining Vector NTI Suite 8.0 and GenomBench, a new, fully integrated module for the import, analysis, annotation and storage of genomic sequence information including enhanced access to public databases of genomic data. In the third quarter we also launched Vector Xpression, a new software tool for the analysis of microarray gene expression data and LabShare for Vector NTI (an upgraded version of Vector Enterprise), a product for shared, secure data storage among Vector NTI users. GenoMax 3.4, a significant upgrade of our existing enterprise product, was released in August 2002. In October 2002, we launched Vector PathBlazer, a desktop application for the integration of diverse biological pathway and protein-protein interaction data. An upgraded Vector NTI Suite for MacOSX is currently in development and is expected to be released late in the fourth quarter of 2002. We intend to develop Linux and Oracle versions of our enterprise products in an effort to enhance the flexibility and affordability of these products.

     We have also continued to execute our corporate strategy of evaluating and establishing key alliances and marketing relationships with other leading companies and providers of complementary products and services in an effort to expand the scope of our product offerings and increase market penetration of our software solutions. In the third quarter of 2002, we entered into a strategic alliance with SciTegic, Inc. to develop new data pipelining and automation products for the bioinformatics market. The new products, which are currently anticipated for delivery in the second quarter of 2003, will enable users to automate predefined processing protocols or build their own data pipelines from a set of modular bioinformatics components. The new products are expected to combine SciTegic’s Pipeline Pilot ™ technologies with components from our Vector family of products to streamline the integration and analysis of biological data. Pursuant to our agreement, we paid SciTegic $300,000 in October 2002. This amount includes a $150,000 signing fee and a $150,000 pre-payment of royalties payable to SciTegic upon sales of the product. Under the agreement, we are obligated to make two additional pre-payments of royalties totaling $250,000 in future periods.

Trends That Have Affected or May Affect Results of Operations and Financial Condition

     Our revenues for the quarter and nine months ended September 30, 2002 represented a 35% and 44% decrease, respectively, compared to revenues achieved for the same periods of 2001. As a result of a number of factors, including those set forth below, we have been experiencing a considerable decline in revenues, particularly software license revenues, in 2002 compared to 2001. As a result, we expect that our revenues in 2002 will represent a significant decline compared to our results in 2001.

     We believe that our declining sales are primarily attributable to reduced spending by biotechnology and pharmaceutical companies and increased competition, including price competition. In addition, our software revenue in the third quarter of 2002 was less than expected as a result of unanticipated delays in the commercial release of new products and product versions toward the end of the third quarter and the beginning of the fourth quarter of 2002. We continue to see tightened capital markets and slowdown in commercial research and development spending, which, among other things, have contributed to a considerable slowdown in software and information technology spending by prospective customers. Our ability to grow our revenues significantly depends upon, our successful implementation of our product development strategy, the availability of capital to biotechnology companies and increased spending by such companies. We believe that our revenue growth in prior periods, was buoyed, at least partly, by higher than typical spending by biotechnology companies. Government and academic spending on life sciences, however, has remained relatively strong. As a result, a higher concentration of our customers consists of government and academic life science institutions as compared to prior periods.

     As a result of market conditions described above, we continue to see price competition among informatic software providers. Intensification of or the continuation of price competition in the market in which we operate would reduce our margins and negatively affect our revenues and market share.

     Our headcount reductions in January and May 2002 and attrition have resulted in an overall sales headcount of 34 at September 30, 2002 compared to 65 at September 30, 2001. While we believe that our cost containment efforts and headcount reductions have resulted in a more productive and cost effective organization, there can be no assurance that such personnel changes will not be disruptive to our sales efforts or the retention of qualified personnel.

     We released GenoMax 3.4 containing significant enhancements to our existing product in the third quarter of 2002. No new sales of GenoMax were made in the third quarter and only two new sales of this enterprise product have been made in 2002. A considerable portion of our revenue growth in prior periods resulted from sales of GenoMax to biotechnology companies. There can be no assurance that our refocused product development strategy will not adversely affect our ability to enter into additional GenoMax licenses. Due to the manner in which we recognize revenues from GenoMax sales, a decline in GenoMax sales would result in a considerable reduction in near term revenues, compared to 2001, as well as a reduction in revenues in future quarters as a result of the loss of deferred revenue associated with such sales. By way of example, of our $2.1 million in software license revenue for the quarter ended September 30, 2002, $0.4 million resulted from deferred revenue from GenoMax sales in prior periods. We anticipate recognizing over the next 12 months deferred revenue of $1.0 million related to GenoMax sales closed during prior periods.

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

Results of Operations

     The following table summarizes our results of operations for the three and nine months ended September 30, 2002, compared to the same periods in 2001, as a percentage of our total revenue for the respective period.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2002	2001	2002

Revenues:
Software license and customer support	80%	70%	85%	73%
Professional services	20	30	15	27

Total revenues	100	100	100	100
Cost of revenues:
Software license and customer support	8	9	7	5
Professional services	10	17	8	13

Total cost of revenues	18	26	15	18

Gross profit	82	74	85	82
Operating expenses:
Selling	51	40	43	54
General and administrative	85	122	76	116
Research and development	54	66	38	68
Stock based compensation	6	—	4	—
Depreciation and amortization	14	25	9	21
Restructuring	—	—	—	13

Total operating expenses	210	253	170	272

Loss from operations	(128)	(179)	(85)	(190)

Other income (expense):
Investment earnings	14	8	14	8
Interest expense and other	(1)	—	—	(1)

Total other income (expense)	13	8	14	7

Net loss	(115)%	(171)%	(71)%	(183)%

Three and Nine Months ended September 30, 2002 compared to Three and Nine Months ended September 30, 2001

     Revenues. For the quarter ended September 30, 2002, revenue decreased 35% to $3.1 million from $4.7 million in the corresponding period of 2001. For the nine months ended September 30, 2002, revenue decreased 44% to $10.6 million from $18.8 million in the corresponding period of 2001.

     Software segment revenue decreased 43% to $2.1 million for the quarter ended September 30, 2002 from $3.8 million in the corresponding period of 2001. For the nine months ended September 30, 2002, software segment revenue decreased 51% to $7.7 million from $15.9 million in the corresponding period of 2001. Vector NTI Suite bookings decreased 49% to $1.0 million for the quarter ended September 30, 2002 from $1.8 million in the corresponding period of 2001. Vector NTI

Suite revenue decreased 36% to $1.6 million for the quarter ended September 30, 2002 from $2.5 million in the corresponding period of 2001. GenoMax bookings decreased 84% to $0.1 million for the quarter ended September 30, 2002 compared to $.6 million for the corresponding period of 2001. GenoMax revenue decreased 59% to $0.5 million for the quarter ended September 30, 2002 from $1.3 million in the corresponding period of 2001. Bookings represent contracted sales of software products. Our decline in software sales revenue is primarily attributable to the market conditions and competitive factors discussed above under the heading “Trends that Have Affected or May Affect Results of Operations and Financial Condition.”

     Professional services segment revenue increased 2% to $0.93 million for the quarter ended September 30, 2002 from $0.92 million in the corresponding period of 2001. For the nine months ended September 30, 2002, professional service segment revenues decreased 3% to $2.8 million from $2.9 million in the corresponding period of 2001. In the third quarter of 2002, services provided under subcontracts for services to the National Center for Biotechnology Information (NCBI) of the National Institutes of Health accounted for 76% of professional services revenue and 23% of consolidated revenues.

     Cost of Revenues. For the quarter ended September 30, 2002, cost of revenues decreased 4% to $0.80 million from $0.84 million in the corresponding period of 2001. For the nine months ended September 30, 2002, cost of revenues decreased 29% to $2.0 million from $2.8 million in the corresponding period of 2001.

     Costs of software license and customer support segment revenue decreased 26% to $0.3 million for the quarter ended September 30, 2002 from $0.4 million in the corresponding period of 2001. For the nine months ended September 30, 2002, cost of software license and customer support segment revenues decreased 58% to $0.6 million from $1.3 million in the corresponding period of 2001. Costs of software segment revenues include manufacturing costs incurred on an as needed basis, cost of product resale, cost of shipping products, and providing customer support. Reduction in the costs of software license and customer support is primarily attributed to reduced expenses associated with our January and May 2002 work force reductions and the benefits of our efforts to implement tighter costs controls initiated in 2001. The costs in the quarter ended September 30, 2001 were higher than typical due to our payment of fees associated with our sales of a BioRS system occurring in that period.

     Costs of professional services segment revenue increased 12% to $0.54 million for the quarter ended September 30, 2002 from $0.48 million in the corresponding period of 2001. For the nine months ended September 30, 2002, costs of professional services segment revenues decreased 3% to $1.40 million from $1.44 million in the corresponding period of 2001. Costs of professional services segment revenue consist primarily of salaries, benefits, and related expenses of our professional services personnel. Costs of professional services segment revenue increased in the quarter ended September 30, 2002, primarily due to market related increases in professional services salaries.

     Selling Expenses. For the three months ended September 30, 2002, selling expenses decreased 49% to $1.2 million from $2.4 million in the corresponding period of 2001. For the nine months ended September 30, 2002, selling expenses decreased 30% to $5.6 million from $8.0 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our sales force headcount and a decrease in commissions expensed due to reduced revenue. Overall sales headcount at September 30, 2002 was 34 compared to 65 at September 30, 2001.

     General and Administrative Expenses. For the three months ended September 30, 2002, general and administrative expenses decreased 6% to $3.7 million from $4.0 million in the corresponding period of 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased 15% to $12.2 million from $14.4 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our general and administrative headcount and our continued cost reduction measures. Overall general and administrative headcount, which includes our executive team and finance, human resources, information technology, and investor relations functions, at September 30, 2002 was 48 compared to 66 at September 30, 2001. These headcount numbers include our professional services headcount of 14 at September 30, 2002 compared to 12 at September 30, 2001.

     Research and Development Expenses. For the three months ended September 30, 2002, research and development expenses decreased 21% to $2.0 million from $2.5 million in the corresponding period of 2001. For the nine months ended September 30, 2002, research and development expenses increased 0.4% to $7.17 million from $7.15 million in the corresponding period of 2001. This decrease primarily reflects a decrease in our research and development headcount and our continued cost reduction measures. Overall research and development headcount at September 30, 2002 was 90 compared to 108 at September 30, 2001. These headcount numbers include personnel providing professional services under subcontracts with National Center for Biotechnology Information totaling 18 at September 30, 2002 and 20 at September 30, 2001. We anticipate that our research and development expenses may increase in connection with our implementation of our new product development strategy and aggressive product development efforts.

     Stock Based Compensation. For the three months ended September 30, 2002, stock based compensation expense decreased 95% to $0.01 million from $0.3 million in the corresponding period of 2001. For the nine months ended September 30, 2002, stock based compensation expenses decreased 94% to $0.05 million from $0.8 million in the corresponding period of 2001. The decrease is a result of termination of employees in our workforce reductions who had been granted discounted stock options in prior years. The related unamortized deferred compensation was adjusted through additional paid in capital.

     Depreciation and Amortization. For the three months ended September 30, 2002, depreciation and amortization expenses increased 17% to $0.8 million from $0.7 million in the corresponding period of 2001. For the nine months ended September 30, 2002, depreciation and amortization expenses increased 35% to $2.3 million from $1.7 million in the corresponding period of 2001. The increase reflects increased depreciation related to the building out of our headquarter office space and expansion of our network infrastructure, which occurred during the first quarter of 2001.

     Other Income (Expense). For the three months ended September 30, 2002, other income decreased 61% to $0.2 million from $0.6 million in the corresponding period of 2001. For the nine months ended September 30, 2002, other income decreased 71% to $0.7 million from $2.5 million in the corresponding period of 2001. The decrease experienced in the current period is primarily due to a decrease in our cash balance and lower interest rates.

     Net Loss. We incurred a net loss of $5.2 million for the three months ended September 30, 2002, compared with a net loss of $5.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2001, we incurred a net loss of $19.3 million compared with a net loss of $13.5 million for the nine months ended September 30, 2001. Our net loss is primarily attributable to the significant decrease in our software sales revenue driven by the market conditions discussed above under the heading “Trends that Have Affected or May Affect Results of Operations and Financial Condition.”

Liquidity and Capital Resources

     At September 30, 2002, we had $6.3 million in cash and cash equivalents, and $40.6 million in available for sale investments. Our available for sale investments include commercial paper and

United States government agency debt securities. At September 30, 2001, we had $66.0 million in cash and cash equivalents and $0.0 available for sale investments. Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $0.3 million for the comparable period in 2001.

     We believe that if the tender offer and merger with Invitrogen are not consummated, the net proceeds from our initial public offering, our cash flows from sales and our existing capital resources will be adequate to fund our operations for the next 36 months. We will seek to conserve cash and achieve a positive cash flow sooner than that timeframe. While we continue our efforts to reduce costs, a considerable portion of our costs are fixed, including our lease commitments, depreciation and insurance. We continue to seek to sublease office space that is under-utilized in an effort to reduce our fixed costs. Growth of our business and implementation of our new product development strategy may nonetheless require us to seek additional funding. If that funding is not available, or not available on terms acceptable to us, we may be required to curtail certain marketing and product development efforts and also reduce overhead further.

     During the nine months ended September 30, 2002 and 2001, we generated $15.7 million and $20.8 million of cash receipts from gross sales respectively. Gross cash used by operations for the nine months ended September 30, 2002 was $12.1 million compared to $31.6 million for the nine months ended September 30, 2001.

     Net cash used in investing activities was $42.7 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $5.9 million for the comparable period in 2001. This increase is primarily due to our investment of cash in available for sale investments, which includes commercial paper and United States government securities. In January 2002, we also entered into a scientific and business collaboration with TissueInformatics, Inc., an innovative provider of imaging and image analysis solutions for pre-clinical and clinical pathology. In connection with our scientific collaboration, we invested $1.5 million in a redeemable convertible preferred stock financing completed by TissueInformatics for approximately a 5% interest in TissueInformatics’ outstanding stock at the time of the financing.

     At September 30, 2002, approximately $0.1 million remained outstanding and payable under our equipment line of credit with PNC Bank, NA. Amounts outstanding under this equipment line of credit accrue interest at the prime rate as reported in the Wall Street Journal plus one and one-quarter percent. For advances made after November 6, 1999, principal and interest accrued thereon shall be made in monthly principal payments of $35,607 through October 15, 2002 and $15,833 through March 15, 2003. We have pledged our personal property, including our equipment, trademarks and accounts receivable, to PNC Bank as security for any amounts owed by us under these facilities. We are generally restricted from incurring additional indebtedness without the consent of PNC Bank. We must also maintain various financial covenants, including minimum cash balance and certain financial ratios. In addition, we may not declare or pay dividends or make any distribution with respect to any equity security during the term of the loan agreement without the consent of PNC Bank.

     The following table sets forth our contractual obligations due by period as of September 30, 2002:

	2002	2003	2004	2005	2006	Thereafter	Total

	(amounts in thousands)
Contractual Obligations:
Capital Lease Obligations (1)	$227	$216	$126	$—	$—	$—	$569
Operating Leases (2)	4,055	4,190	3,584	2,568	2,121	10,256	26,774
Equipment Line of Credit	625	66	—	—	—	—	691
Other Obligations	772	356	—	—	—	—	1,128

Total Contractual Obligations:	$5,679	$4,828	$3,710	$2,568	$2,121	$10,256	$29,162

(1)	Capital lease obligations relate primarily to office furniture leased in conjunction with our headquarters office space in Bethesda, Maryland.

(2)	Operating leases include our headquarters office space in Bethesda, Maryland and sales offices located in San Francisco, Golden, Colorado, Cambridge, Massachusetts and Oxford, England.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our initial public offering proceeds and any available for sale investments in our portfolio. Our exposure to changes in interest rates also relates to the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to credit facilities that are closely tied to market rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at September 30, 2001 and 2002. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates over time will increase our interest income and expense. Sales to foreign-based customers are invoiced and paid in U.S. dollars. We do not believe that we are exposed to any material foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rules 13a-14 and 15d-14). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports filed under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

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

     We are party to a lawsuit brought against us and our former Chairman and Chief Executive Officer, Dr. Alexander Titomirov by Ludwig & Robinson, P.L.L.C. in D.C. Superior Court on or about March 30, 2001. The complaint alleges that in or about March 1996, Ludwig & Robinson began to provide legal services to us. The complaint further alleges that in mid-1998 Dr. Titomirov and Ludwig & Robinson reached an oral agreement that Ludwig & Robinson would receive a flat commission of $150,000 for introducing us to a venture capital firm in the event that such introduction lead to a financing of between $3 million and $5 million. The complaint alleges that we and Dr. Titomirov failed to honor the alleged oral agreement. In addition to the breach of contract claim, the complaint raises a fraudulent inducement claim and other common law claims. The complaint seeks a judgment against us and any other appropriate relief and $2 million in punitive damages. We are also a party to related litigation brought against Dr. Titomirov and us by Robert W. Ludwig, Jr., a member of the firm of Ludwig & Robinson. That complaint, filed in D.C. Superior Court on or about August 25, 2001, alleges a second oral agreement between Dr. Titomirov and Mr. Ludwig, by which Mr. Ludwig claims he was promised shares of our common stock. The complaint raises a breach of contract claim, a fraudulent inducement to contract claim, a common-law equitable claim, and an abuse of process claim. Mr. Ludwig seeks $6.1 million, plus the value of 83,500 shares of our common stock calculated at the initial public offering price. Discovery has now closed in both matters. With respect to the complaint brought by Ludwig & Robinson, the Court dismissed Plaintiff’s breach of contract claim on summary judgment but allowed the fraud in the inducement claim and two other equitable claims to proceed, finding that there were disputed issues of fact that could not be resolved on summary judgment. With respect to the complaint brought by Mr. Ludwig, the Court dismissed all of his claims, including the breach of contract claim, except for his fraud in the inducement claim, finding that there were disputed issues of fact that could not be resolved on summary judgment. We will defend against the remaining claim at trial. We believe that these claims are without merit, that we have meritorious defenses and we intend to vigorously litigate these suits. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have a negative impact on our business, financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of September 30, 2002, we have used approximately $33 million of the net offering proceeds of our initial public offering toward the improvement of our resources and infrastructure including new office space and additional satellite offices to support the growth of our operations and personnel, and the recruitment and hiring of additional personnel, particularly related to our research and development and sales and marketing teams and consideration of certain strategic relationships and collaboration opportunities. We have placed the remaining net proceeds from the offering principally in commercial paper and United States government agency debt securities as well as in other interest bearing, investment-grade securities. We expect to use the net proceeds to support our research and development and sales and marketing efforts, implement our product development strategy as well as for working capital and general corporate purposes. We also expect to use the net proceeds from the offering to consider opportunities to expand our business through the acquisition of additional businesses, products and technologies and to establish joint ventures or other collaborative arrangements which we believe complement our current or future business.

ITEM 5.  OTHER INFORMATION

Recent Developments/Events

     On October 15, 2002, we entered into a merger agreement with Invitrogen Corporation and Babcock, Inc., a wholly owned subsidiary thereof (“Purchaser”). Under the agreement, Purchaser, on October 25, 2002, commenced a tender offer for all of our outstanding shares at $1.36 per share in cash, or approximately $42.0 million for our fully diluted equity. The tender offer was made by an offer to purchase and other offering and solicitation documents, copies of which were filed by Invitrogen and us with the SEC and mailed to our stockholders. The tender offer will expire at midnight on Friday, November 22, 2002, unless extended by the parties as provided in the agreement. The consummation of the tender offer is subject to certain customary conditions, including the tender, without withdrawal prior to expiration of the tender offer, of at least a majority of our outstanding shares of common stock on a fully diluted basis. Following the consummation of the tender offer, Purchaser will be merged with and into us and we will survive the merger as a wholly owned subsidiary of Invitrogen. Subject to any effective exercise of appraisal rights, all remaining outstanding shares of the common stock will be converted into the right to receive $1.36 per share in the merger.

     The information contained herein is neither an offer to purchase nor a solicitation of an offer to sell shares of InforMax. Invitrogen has filed a tender offer statement and InforMax has filed a solicitation/recommendation statement with the SEC with respect to the offer. The tender offer statement (including an offer to purchase, a related letter of transmittal and other offer documents) and the solicitation/recommendation statement contain important information that should be read carefully before any decision is made with respect to the offer. The offer to purchase, the related letter of transmittal and certain other offer documents, as well as the solicitation/recommendation statement, have been mailed to all of our stockholders, at no expense to them. The tender offer statement (including the offer to purchase, the related letter of transmittal and all other offer documents filed with the SEC) and the solicitation/ recommendation statement are also available at no charge at the SEC’s website at www.sec.gov. The tender offer statement and related materials may be obtained for free by directing such requests to the information agent, Mackenzie Partners, Inc., 105 Madison avenue, New York, NY 10016, (800) 322-2885. The solicitation/recommendation statement and related documents may be obtained by directing such requests to our investor relations department, at (240) 747-4000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit 10.1	InforMax, Inc. Incentive Bonus Plan

Exhibit 10.2	Amendment No. 1 to Executive Employment Agreement of Andrew P. Whiteley dated as of October 1, 2002

Exhibit 10.3	Letter Agreement dated October 1, 2002, between InforMax, Inc. and John M. Green concerning post-employment non-competition provisions

Exhibit 10.4	Amendment No. 1 to Executive Employment Agreement of Stephen Lincoln dated as of October 3, 2002

Exhibit 99.1	Written statement of Chief Executive Officer and Chief Operating Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K.

Current Report on Form 8-K filed on October 15, 2002 (announcing execution of an Agreement and Plan of Merger between InforMax, Inc., Invitrogen Corporation and Babcock, Inc., a wholly owned subsidiary).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November 2002.

INFORMAX, INC.

By: /S/ Andrew P. Whiteley Andrew P. Whiteley Chairman of the Board, Chief Executive Officer and President

By: /S/ John M. Green John M. Green Chief Operating Officer and Chief Financial Officer

CERTIFICATION

     I, Andrew P. Whiteley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InforMax, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ Andrew P. Whiteley

Andrew P. Whiteley Chairman of the Board of Directors, Chief Executive Officer and President

CERTIFICATION

I, John M. Green, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InforMax, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ John M. Green

John M. Green Chief Financial Officer and Chief Operating Officer

EXHIBIT TABLE

Exhibit 10.1	InforMax, Inc. Incentive Bonus Plan

Exhibit 10.2	Amendment No. 1 to Executive Employment Agreement of Andrew P. Whiteley dated as of October 1, 2002

Exhibit 10.3	Letter Agreement dated October 1, 2002, between InforMax, Inc. and John M. Green concerning post-employment non-competition provisions

Exhibit 10.4	Amendment No. 1 to Executive Employment Agreement of Stephen Lincoln dated as of October 3, 2002

Exhibit 99.1	Written Statement of Chief Executive Officer and Chief Operating Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)